Form 10QSB
period 1996-03-31
BIG CITY BAGELS INC
filed 1996-06-21
CIK 1006708

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     X Quarterly report pursuant to section 13 or 15(d) of the Securities
   ----    Exchange Act of 1934

     For the quarterly period ended March 31, 1996

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the transition period from                                   to

                         Commission File number 0-28058

                              BIG CITY BAGELS, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

          New York                                 11-3137508
        (State or Other Jurisdiction of          (I.R.S. Employer
        Incorporation of Organization)           Identification No.)

                     99 Woodbury Road, Hicksville, NY 11801
                    (Address of Principal Executive Offices)

                                 (516) 932-5050
                 (Issuer's Telephone Number Including Area Code)


     (Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At June 19, 1996, Issuer had outstanding 4,793,750 shares of Common stock, par value $.001 per share.

                               Page 1 of 14 Pages
                              Exhibit Index - Page 13

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                            BIG CITY BAGELS, INC.  AND
                                            PUMPERNICKEL PARTNERS, L.P.
                                              COMBINED BALANCE SHEET


                                                                                     December 31, 1995        March 31, 1996

                           ASSETS                                                                         Historical      Pro-Forma

Current Assets:
 Cash ......................................................................       $     37,991        $   439,393        $  439,393
 Accounts Receivable .......................................................             19,580             84,041            84,041
 Inventory .................................................................             47,933             48,014            48,014
 Prepaid Expenses and Other Current Assets .................................              9,572             33,322            33,322
                                                                                   ------------        -----------       ----------
     Total Current Assets ..................................................       $    115,076        $   604,770        $  604,770

Fixed Assets, Net of Accumulated
     Depreciation ..........................................................            934,378            933,697           933,697
Intangible Assets, Net of Accumulated
     Amortization ..........................................................             31,230             28,777           309,912
Deferred Registration Costs ................................................             25,000            175,756           175,756
Security Deposits ..........................................................             31,947             31,947            31,947
                                                                                   ------------        -----------        ----------
     TOTAL .................................................................       $  1,137,631        $ 1,774,947        $2,056,082
                                                                                   ============        ===========        ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL
Current Liabilities:
 Bridge Loans Payable ......................................................       $    742,941        $   742,941
 Stockholder and Partner Loans .............................................       $    200,000            200,000           200,000
 Notes Payable .............................................................             87,712             19,851            19,851
 Unearned Franchise Fee Income .............................................            309,250            325,250           325,250
 Accounts Payable ..........................................................            278,390            151,861           151,861
 Accrued Expenses ..........................................................             35,660             63,149            63,149
                                                                                   ------------        -----------        ----------
     Total Current Liabilities .............................................       $    911,012        $ 1,503,052        $1,503,052

Deferred Rent Payable ......................................................             26,261             26,261            26,261
Loans Payable, Noncurrent ..................................................             11,044              5,653             5,653
Stockholder and Partner Loans, Noncurrent ..................................            262,468            262,233           262,233
                                                                                   ------------        -----------        ----------
     Total Liabilities .....................................................       $  1,210,785        $ 1,797,199        $1,797,199
                                                                                   ------------        -----------        ----------

Stockholders' Equity and Partners' Capital:
  Preferred Stock $.001 par value;  1,000,000 shares
  authorized; no shares outstanding
  Common Stock $.001 par value;  10,000,000
  shares authorized;  2,818,750 shares
  issued and  outstanding,  historical,
  December 31, 1995 and March 31, 1996;
  3,000,000 shares issued and
  outstanding, pro-forma March 31,1996 .....................................              2,819              2,819             3,000
Additional Paid-In Capital .................................................            972,181          1,655,723           255,883
Partners' Capital ..........................................................            255,456            220,368
Accumulated Deficit ........................................................         (1,303,610)        (1,901,162)
                                                                                    ------------        -----------       ----------
     Total Stockholders' Equity(Deficiency)
          and Partners' Capital ............................................            (73,154)           (22,252)          258,883
                                                                                    ------------        -----------       ----------
     TOTAL .................................................................       $  1,137,631        $ 1,774,947        $2,056,082
                                                                                   =============       ============       ==========

The accompanying notes are an integral part of the financial statements.

                                            BIG CITY BAGELS, INC.  AND
                                            PUMPERNICKEL PARTNERS, L.P.
                                         COMBINED STATEMENT OF OPERATIONS


                                                                       Three Months Ended
                                                              March 31, 1995      March 31, 1996


REVENUES:
     Product Sales by Company-Owned Stores                       $ 300,133        $   334,295
     Product Sales to Franchisees and Others                        44,819             77,565
     Franchise Fees                                                                   120,000
     Royalty Income                                                  3,952             20,217
     Other Income                                                      538             12,847
                                                                  ---------        ----------
          Total Revenues                                         $ 349,442         $  564,924
                                                                  ---------        ----------

COSTS AND EXPENSES:
     Cost of Sales                                               $ 109,995         $  173,452
     Selling, General and Administrative Expenses                  415,584            567,080
     Amortization of Debt Discount on Bridge Loans                                    426,483
     Interest Expense                                                7,491             30,552

          Total Costs and Expenses                                 533,070          1,197,567

NET LOSS                                                      $   (183,628)       $ (632,643)
                                                               ============       ===========

Pro Forma Net Loss per Common Share                           $       (.06)       $     (.21)
                                                              =============       ===========

Pro Forma Weighted Average Common Shares
     Outstanding                                                 3,000,000         3,000,000





The accompanying notes are an integral part of the financial statements.

                            BIG CITY BAGELS, INC. AND
                           PUMPERNICKEL PARTNERS, L.P.
                              CASH FLOWS STATEMENT


                                                                                   Three Months Ended March 31,
                                                                                       1995              1996
                                                                                       ----              ----

Cash Flows From Operating Activities:

     Net Loss                                                                       (183,628)           (632,643)
     Adjustments to Reconcile Net Loss to Net
        Cash (Used in) Operating Activities:

     Depreciation and Amortization                                                     28,163              33,488
     Amortization of Debt Discount on Bridge Loans                                                        426,483
     (Increase) Decrease in:
        Accounts Receivable                                                             3,347            (64,461)
        Inventory                                                                      12,105                (81)
        Prepaid Expenses and Other Current Assets                                     (6,518)             (8,750)
     (Decrease) Increase in:
        Unearned Franchise Fee Income                                                  75,500              16,000
        Deferred Rent Payable                                                           1,242                   0
        Accounts Payable                                                             (45,655)           (126,529)
        Accrued Expenses                                                               13,173              27,489
                                                                         -----------------------------------------

     Net Cash (Used in) Operating Activities                                        (102,271)           (329,004)
                                                                         -----------------------------------------


Cash Flows from Investing Activities:

     Purchases of Fixed Assets                                                        (1,399)            (30,351)
     Increase in Security Deposits                                                    (1,922)                   0
                                                                         -----------------------------------------
                                                                                      (3,321)            (30,351)
                                                                         -----------------------------------------


Cash Flows from Financing Activitites:

     Stockholders' Loans                                                              108,683               (235)
     Promissory Note Receivable                                                             0            (15,000)
     Proceeds from Bridge Loan                                                              0           1,000,000
     Deferred Registration Costs                                                            0           (150,756)
     Payment of Note Payable                                                                0            (73,252)
                                                                         -----------------------------------------

     Net Cash Provided by Financing Activities                                        108,683             760,757
                                                                         -----------------------------------------


Net Increase in Cash and Cash Equivalents                                               3,091             401,402

Cash and Cash Equivalents, Beginning of Period                                         51,594              37,991
                                                                         -----------------------------------------

Cash and Cash Equivalents, End of Period                                               54,685             439,393
                                                                         =========================================


The accompanying notes are an integral part of the financial statements.

                                           BIG CITY BAGELS, INC.  AND
                                            PUMPERNICKEL PARTNERS, L.P.
                                           NOTES TO FINANCIAL STATEMENTS

(NOTE A) - The Company and Basis of Presentation:

                  Big City Bagels, Inc. ("Big City") operates and franchises retail bagel stores and sells its products wholesale to commercial accounts and food service operators. Pumpernickel Partners, L.P. ("Pumpernickel") operates two such bagel stores. The combined financial statements include the accounts of Big City and Pumpernickel (collectively, the "Company"), which were under common control at March 31, 1995 and 1996 as the principal stockholders of Big City are also the principal stockholders of Bagel Partners, Inc. ("Bagel Partners"), the general partner of Pumpernickel. The Company commenced operations in 1993. All significant intercompany balances and transactions have been eliminated. Bagel Partners had no assets or liabilities other than its interest in Pumpernickel, which if the financial statements of Bagel Partners were combined herewith, would have been eliminated.

                  The Company has incurred losses since inception and has a working capital deficit of $898,282 at March 31, 1996. In January 1996 the Company raised $1,000,000 through a bridge financing (Note C). In addition in May 1996, the Company consummated an initial public offering (the "Offering") of its securities (Note F).

                  Immediately prior to the closing of the Offering, the limited partners of Pumpernickel and the stockholders of Bagel Partners, Inc., exchanged their partnership interests and all their capital stock, respectively, for 181,250 shares of the Company's common stock. This transaction was accounted for as a purchase of the interests of the unaffiliated limited partners in Pumpernickel. The common stock issued to the stockholders of Bagel Partners and the affiliated limited partners of Pumpernickel will be valued at their respective equity interests in Pumpernickel. The excess of the fair value of the shares of common stock (144,535 shares) issued to such limited partners over the book amount of their interest in Pumpernickel has been assigned to the franchise costs and included with intangible assets in the accompanying pro-forma balance sheet($281,135). The accompanying pro-forma balance sheet reflects this transaction as if it had occurred on March 31, 1996. In addition, In February 1996 the Company amended its certificate of incorporation, increasing its authorized shares, and in March 1996 the Company effected a 28,187.5 for 1 stock split of its common stock in the form of stock dividend payable at the closing of the Offering to shareholders of record on April 1, 1996. The accompanying financial statements reflect these transactions retroactively.

                                           BIG CITY BAGELS, INC.  AND
                                            PUMPERNICKEL PARTNERS, L.P.
                                           NOTES TO FINANCIAL STATEMENTS

(NOTE A) - The Company and Basis of Presentation (continued):

                  The information herein is unaudited. However, in the opinion of management, such information reflects all adjustments (consisting only of normal recurring accruals) necessary to make the financial statements not misleading. Additionally, it should be noted that the accompanying combined financial statements do not purport to contain complete disclosures in conformity with generally accepted accounting principles.

                  The results of operations for the three months ended March 31,
                  1996  are  not  necessarily   indicative  of  the  results  of
                  operations for the full fiscal year ending December 31, 1996.

                  These combined statements should be read in conjunction with the Company's financial statements for the fiscal year ended December 31, 1995 appearing in the Company's Prospectus dated May 7, 1996.


(NOTE B) - Net (Loss) Per Share:

                  Net (loss) per share is computed on the basis of the weighted average number of common shares outstanding during each period adjusted for the 28,187.5 to 1 stock split and as if the exchange described in Note A had occurred on January 1, 1995.

(NOTE C) - Bridge Financing:

                  In January 1996, the Company completed a bridge financing, pursuant to which it issued (i) an aggregate of $1,000,000 principal amount of promissory notes, which bear interest at the rate of 8% per annum and (ii) the right to receive upon the completion of the Offering an aggregate of 500,000 bridge units and 500,000 Class B redeemable common stock purchase warrants ("Class B warrants"). Each bridge unit consists of one share of common stock and one warrant identical to the Class A warrants described in Note F. Two Class B warrants, together, will entitle the holder to purchase one share of common stock for $8.00 during the three-year period commencing one year after the completion of the Offering. The bridge units and Class B warrants contain registration rights and the Company registered such securities simultaneously with the Offering. The units and warrants have been valued at $684,000 and have been accounted for as a debt

                                           BIG CITY BAGELS, INC.  AND
                                            PUMPERNICKEL PARTNERS, L.P.
                                           NOTES TO FINANCIAL STATEMENTS




(NOTE C) - Bridge Financing (continued):

                  discount increasing the effective interest rate on the notes to 169%. For the three months ended March 31, 1996 approximately $426,000 of amortization on the debt discount has been charged to expense. The promissory notes were repaid with the proceeds of the Offering.

(NOTE D) - Stockholder and Partner Loans:

                  Stockholder and partner loans are payable $200,000 upon closing of the Offering, $175,000 from the first proceeds to the Company from the exercise of the underwriter's's over-allotment option in the Offering, and the balance monthly with interest at 10% commencing January 1997.

(NOTE E)- Common Stock:

                  The Company adopted its 1996 Performance Equity Plan (the "Plan") which provides for the issuance of awards of up to 350,000 shares of common stock to employees, officers, directors and consultants. The awards may consist of incentive stock options, nonqualified options, restricted stock awards, deferred stock awards, stock appreciation rights and other awards as described in the Plan. The Company has granted options to purchase 7,500 shares of common stock to each of two independent consultants of the Company, at exercise prices of $4.00 per share. The Company also has granted a restricted stock award of 15,000 shares of common stock, that will vest in two years, to an employee.

(NOTE F) - Initial Public Offering:

                  On May 13, 1996 the Company completed an initial public offering of its securities. In connection therewith, the Company raised gross proceeds of $5,175,000. The Offering consisted of 1,293,750 units (including the underwriters over-allotment option of 168,750 units), at a price of $4.00 per unit, each unit consisting of one share of common stock and one Class A warrant which entitles the holder thereof to purchase one share of common stock at $4.50 per share for a three-year period commencing one year after the effective date of the Offering.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

RESULTS OF OPERATIONS

         Revenues for the three months ending March 31, 1996, were $564,924, a 62% increase from revenues of $349,442 for the three months ended March 31, 1995. This increase is attributable to gains in the following areas: Store and commissary sales, franchise fees, royalty income, marketing income, and interest income. Store and commissary product sales increased $66,908, or over 19%, to $411,860 for the three months ended March 31, 1996 from $344,952 for the three months ended March 31, 1995. This is due to the maturing of Company-owned retail operations, the growth of the wholesale business, and increased commissary sales to franchise stores which opened in 1996. Franchise fee revenues were $120,000 for the three months ended March 31, 1996. There were no franchise fee revenues during the quarter ended March 31, 1995. Revenue under franchise agreements is generally recognized when the franchise stores are opened. The Company has unearned franchise fee income of $325,250 at March 31, 1996, which represents non-refundable franchise fees which will be recognized as revenue as the related franchise stores are opened. The increase in franchise fee revenue of $120,000 and the increase in unearned franchise income of $194,750 from the corresponding quarter in 1995 are due to the opening of four new franchise stores in the 1996 quarter, with no such store openings in the 1995 quarter, and the selling of additional franchises in the last three quarters of 1995 and in 1996. In the first quarter of 1996, the Company has entered into a single store franchise agreement and a 12 store area development agreement. Royalty income increased by $16,265, or 412%, to $20,217 from $3,952 in 1995, due to the maturing of operations of existing franchise stores and the opening and initial operations of three franchise stores in the first quarter ending March 31, 1996.

         Cost of sales increased by $63,457, or 58%, to $173,452 in the first quarter of 1996 from $109,995 in the first quarter of 1995. This increase is primarily due to the opening of new franchise stores resulting in increased purchases for the commissary. Cost of sales increased as a percentage of product sales to 42% in 1996 from 32% in the first quarter of 1995.

         Selling general and administrative expenses increased by $151,496, or 36%, to $567,080 in the first quarter 1996, from $415,584 in the first quarter ended March 31, 1995. This change is primarily attributable to the following factors: (i) Salaries, excluding officers' salaries, increased by $10,539, or 6%, to $174,882 in 1996 from $164,343 in 1995; (ii) Rents increased by $1,843, or 4%, to $45,993 in the first quarter ending March 31, 1996, from $44,150 in 1995, this change was due to annual increases in rent as per lease arrangements;
(iii) Promotion materials increased by $10,990 or 2,266%, to $11,475 in the first quarter of

1996 from $485 in 1995 this is attributable to two factors, (a) the Company increasing its promotional activity to grow name and brand recognition, and (b) the Company purchasing promotional material in bulk quantities to obtain volume discounts for the entire chain of stores; (iv) Advertising increased by $1,356, or 5%, to $30,507 in the first quarter ending March 31, 1996 from $29,151 in 1995, which is primarily due to efforts to promote franchise sales and public relations activity; (v) Insurance increased by $13,216, or 1,961%, to $13,890 in the first quarter ending March 31, 1996 from $674 in 1995, which is attributable to increased insurance coverage.; (vi) Professional fees increased by $24,551, or 128%, to $43,721 in the first quarter ending March 31, 1996 from $19,170 in 1995, primarily due to the additional financial reporting requirements that the Company needed; (vii) Repairs and maintenance increased by $10,477, or 207%, to $15,545 in the first quarter ending March 31, 1996 from $5,068 in 1995, due to higher volume usage of equipment at the commissary, and the Company entering into service contracts for equipment/cash register systems at the Company owned stores; (viii) Office expense increased by $3,287, or 41%, to $11,365 in the first quarter ending March 31, 1996 from $8,078 in 1995, which is attributable to the increase in franchise activity; (ix) Travel increased by $15,648, or 377%, to $19,801 in first quarter ending 1996 from $4,153 in 1995, primarily due to costs attributable to the opening of additional franchise stores and visiting proposed sites for new franchise stores; and (x) Officers' salaries increased by $54,508, or 237%, to $77,500 in the first quarter ending March 31, 1996, from $22,992 in 1995, due to the commencement of salaries to Messrs. Mark Weinreb and Jerry Rosner, pursuant to their employment agreements.

         Amortization of debt discount on Bridge Loans was $426,483 in the quarter ended March 31, 1996. There was no such amortization for the quarter ended March 31, 1995. The total debt discount related to the Bridge Financing was $683,542. The remaining discount at March 31, 1996 of $257,059 will be expensed upon repayment of the Bridge Loans on May 13, 1996.

         Interest expense increased by $23,061, or 308%, to $30,552, in the first quarter ending March 31, 1996, from $7,491 in 1995, primarily due to interest on the $1,000,000 of Bridge Notes.

         The net loss for the three months ended March 31, 1996, was $632,643 which was a 245% increase as compared to a net loss of $183,628 for the three months ended March 31, 1995, due primarily to the amortization of debt discount on the bridge loan and increases in officers' salaries and interest expense.

LIQUIDITY AND CAPITAL RESOURCES

         The Company requires significant capital to fund its working capital needs and capital expenditures required for expansion. Revenues are not yet sufficient to support the Company's operating expenses and are not expected to reach such a level in 1996. Cash used by operating activities in the first quarter of 1996 was $329,004 and capital expenditures were $30,351. Cash and cash equivalents at March 31, 1996 aggregated $439,393 and the working capital deficit was $898,282. The Company has funded its first quarter 1996 operating losses and capital expenditures primarily through a Bridge Financing that was made in anticipation of the Company completing its initial public offering.

         In January 1996, the Company completed its Bridge Financing, pursuant to which it issued an aggregate of (i) $1,000,000 principal amount of Promissory Notes which bear interest at the rate of 8% per annum and (ii) the right to receive upon completion of this Offering an aggregate of 500,000 Bridge Units and 500,000 Class B redeemable Common Stock Purchase Warrants. Each Bridge Unit consists of one share of Common Stock and one Warrant identical to the Class A Warrant described in the notes to the financial statements. Two Class B Warrants together, will entitle the holder to purchase one share of Common Stock for $8.00 per share during the three-year period commencing one year after the completion of this Offering. The proceeds from the Bridge Financing were used by the Company to purchase equipment for the Company's commissary in California, for general working capital purposes and to partially pay expenses of the initial Public Offering .

         In May, 1996, the Company completed its public offering at which time the Company received the net proceeds of the Offering (approximately $4,100,000) and repaid the $1,000,000 bridge notes in their entirety with interest as well as a portion of the shareholder's loans ($375,000).

         The Company anticipates increasing revenues and thereby generating operating cash flow in the future by implementing the following actions:

         . Increasing Product Sales.  The Company intends to open new
           Company-owned retail stores and expects increased sales from its commissary in California to new franchise stores. The Company continuously develops new products to increase sales and provide a variety of products offered. The Company is currently servicing many wholesale accounts and expects this business to grow due to an increase in name recognition, product acceptance and additional sales efforts.

         . Expanding Franchise Operations. The Company will utilize capital to increase franchise sales by (i) hiring an advertising firm to prepare marketing and promotional material, (ii) advertising in national and regional publications and business magazines and (iii) possibly hiring additional sales personnel. The Company expects to increase its franchise sales by opening Company-owned flagship stores in markets that would generate interest for experienced multi- store developers to enter into area development agreements. Additional franchise revenue should be realized as stores open. The Company may choose to develop a new franchising opportunity by introducing a "satellite" concept for its stores to serve other markets.

         . Making Acquisitions. The Company intends to acquire other bagel stores or complementary types of retail outlets which provide entry into new markets. It is contemplated that over a period of time, these acquisitions will increase revenues significantly.

         Although these actions will require significant costs and expenditures, the Company anticipates, based on current plans and assumptions relating to its operations, that the proceeds that it received from the Public Offering, together with existing resources and cash generated from operations, if any, will enable the Company to accomplish its immediate goals of increasing product sales and expanding franchise operations, although there can be no assurance of this. If the Company derives significant revenues from increasing product sales and expanding franchise operations, the Company should not require any capital beyond that provided by the Public Offering to achieve its current business plans. However, if the Company were to seek to expand its operations through the acquisition of existing bagel stores or chains and possibly other retail enterprises that the Company believes will complement and enhance its operations or if the expansion of the Company's retail and franchise operations requires more funds than the Company currently anticipates, the Company could require capital beyond that provided by this Offering.

FUTURE CAPITAL EXPENDITURES

         As the Company grows and more stores are opened, it may become essential to relocate and expand the Costa Mesa, California commissary and, as new regions are developed, to open additional commissaries to service these areas. Additional equipment, computers and leasehold improvements will be needed for the commissaries, the new retail Company-owned stores and the administrative offices. In May 1996, the Company hired a director of operations, and in June, 1996, the Company hired a training facilitator manager. As the Company expands, it expects to hire a chief financial officer. The Company has engaged the services of an outside consulting firm to evaluate its current commissary operations and to help set up a strategic plan to support the Company's growth and expansion. In June 1996, The Company hired an advertising agency to help increase franchise sales and to prepare advertisements to increase store revenues. The Company engaged the services of a public relations firm in the last quarter of 1995 and expects to increase efforts to promote the Big City Bagels name to gain stronger national recognition.


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on From 8-K.

         (a) Exhibits.

                  27.  Financial Data Schedule (3/31/96).

         (b) Reports on Form 8-K.

                  None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Big City Bagels, Inc. (Registrant)



 Dated: June 21, 1996           By: /s/ Mark Weinreb
                                   ------------------------------------------
                                    Mark Weinreb, Chairman, and Chief Executive
                                    Officer and Chief Financial Officer (and
                                    principal accounting officer)

EXHIBIT INDEX

EXHIBIT NUMBER            DESCRIPTION                          PAGE
- --------------            -----------                         -----
         27               Financial Data                        14
                          Schedule (3/31/96)