Form 10-Q
period 1996-06-30
BIG CITY BAGELS INC
filed 1996-08-14
CIK 1006708

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

       X Quarterly report pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the quarterly period ended June 30, 1996

      __ Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

            For the transition period from ______________ to ________________

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

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At August 8, 1996, Issuer had outstanding 4,808,750 shares of Common stock, par value $.001 per share.

                               Page 1 of 14 Pages
                              Exhibit Index - None

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                               BIG CITY BAGELS, INC.
                                            CONSOLIDATED BALANCE SHEETS


                                                                                 December 31, 1995           June 30,1996

   ASSETS
                    Current Assets:
                     Cash                                                              $37,991              $2,944,322
                     Accounts Receivable                                                19,580                  80,849
                     Inventory                                                          47,933                  54,889
                     Promissory Note Receivable                                         0                       20,000
                     Prepaid Expenses and Other Current Assets                           9,572                  46,956
                                                                                      --------------------------------------------
                         Total Current Assets                                         $115,076              $3,147,016

                    Fixed Assets, Net of Accumulated
                         Depreciation                                                  934,378                 923,065
                    Intangible Assets, Net of Accumulated
                         Amortization                                                   31,230                 314,513
                    Deferred Registration Costs                                         25,000                  0
                    Security Deposits                                                   31,947                  34,447
                                                                                      --------------------------------------------
                         TOTAL                                                      $1,137,631              $4,419,041
                                                                                      ============================================
   LIABILITIES AND STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL
                    Current Liabilities:
                     Stockholder and Partner Loans                                    $200,000                $72,000
                     Notes Payable                                                      87,712                 15,300
                     Unearned Franchise Fee Income                                     309,250                307,500
                     Accounts Payable                                                  278,390                190,472
                     Accrued Expenses                                                   35,660                 30,922
                                                                                      --------------------------------------------
                         Total Current Liabilities                                    $911,012               $616,194

                    Deferred Rent Payable                                               26,261                 24,507
                    Loans Payable, Noncurrent                                           11,044                  5,653
                    Stockholder and Partner Loans, Noncurrent                          262,468                 43,347
                                                                                      --------------------------------------------
                         Total Liabilities                                          $1,210,785               $689,701
                                                                                      --------------------------------------------

                    Stockholders' Equity and Partners' Capital:
                      Preferred Stock $.001 par value;  1,000,000
                      shares authorized; no shares outstanding
                    Common Stock $.001 par value;  10,000,000 shares authorized;
                      2,818,750  shares  issued and  outstanding,  December  31,
                      1995; and 4,808,750 shares issued and outstanding June 30,
                      1996
                                                                                         2,819                 4,809
                    Additional Paid-In Capital                                         972,181             4,185,288
                    Partners' Capital                                                  255,456                     0
                    Accumulated Deficit                                             (1,303,610)             (408,257)
                    Unearned Portion of Compensatory Stock                                   0               (52,500)
                                                                                      --------------------------------------------
                         Total Stockholders' Equity(Deficiency)
                              and Partners' Capital                                    (73,154)            3,729,340
                                                                                      --------------------------------------------
                         TOTAL                                                      $1,137,631            $4,419,041
                                                                                      ============================================


The accompanying notes are an integral part of the financial statements.

                                               BIG CITY BAGELS, INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         Six Months Ended                 Three Months Ended
                                                             June 30,                         June 30,

                                                     1996            1995                1996                  1995
                                                     ----            ----                ----                  ----

REVENUES:

 Product Sales by Company-Owned                   $681,048          $640,526          $346,753               $340,393
      Stores

 Product Sales to Franchisees and Others           198,290            73,463           111,668                 28,136

 Franchise Fees                                    185,500            10,000            65,500                 10,000

 Royalty Income                                     52,145             8,428            31,928                  4,476
                                                 -----------------------------------------------------------------------

     Total Revenues                              1,116,983           732,417           555,849                383,005
                                                 -----------------------------------------------------------------------



COSTS AND EXPENSES:

 Cost of Sales                                     384,988            251,645          211,536                141,650

 Selling, General and Administrative             1,325,749            868,513          758,669                452,929

 Amortization of Debt Discount                     683,542                  0          257,059                      0
        on Bridge Loan

 Interest Expense,                                  39,408             10,527           12,646                  3,066
        Net of Interest Income
                                                 -----------------------------------------------------------------------

     Total Costs and Expenses                    2,433,687          1,130,685        1,239,910                597,645
                                                 -----------------------------------------------------------------------



NET LOSS                                       $(1,316,704)       $  (398,268)       $(684,061)             $(214,640)
                                                 =======================================================================



Net Loss Per Common Share                          $(0.38)            $(0.13)          $(0.17)                 $(0.07)
                                                 =======================================================================


Weighted Average Common Shares
   Outstanding                                  3,490,433          3,000,000        3,980,865               3,000,000
                                                 =======================================================================





The accompanying notes are an integral part of the financial statements.

                              BIG CITY BAGELS, INC.
      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL


                                                             Additional                               Unearned Portion of
                                     Common Stock             Paid-In      Partners'   Accumulated    Compensatory Stock
                                  Shares         Amount       Capital      Capital       Deficit      Shares      Amount     Total
                                  ------         ------       -------      -------       -------      ------      ------     -----


BALANCE, January 1, 1996 ....   2,818,750   $     2,819   $   972,181   $   255,456   $(1,303,610)                        $(73,154)

Issuance of Rights to
 Receive Bridge .............                                 683,542                                                      683,542
 Units and Warrants

Exchange of Partnership
 Interests For Common Stock .     181,250           181       500,565      (211,199)                                       289,547


Termination of
S Corporation Status ........                              (2,167,800)                  2,167,800                                0

Shares Issued Through
Public Offering .............   1,293,750         1,294     4,137,315                                                    4,138,609

Exercise of Rights to
Receive Bridge Units ........     500,000           500          (500)                                                           0


Shares Issued as
Compensation ................      15,000            15        59,985                                15,000   $(60,000)          0

Amortization of
Compensatory Stock ..........                                                                                    7,500       7,500

Net Loss ....................                                              (44,257)    (1,272,447)                      (1,316,704)

                               ----------------------------------------------------------------------------------------------------

BALANCE, June 30, 1996 ......   4,808,750        $4,809   $ 4,185,288       $     0   $  (408,257)   15,000   $(52,500)  $3,729,340
                               ====================================================================================================





The accompanying notes are an integral part of the financial statements.

                                               BIG CITY BAGELS, INC.
                                        CONSOLIDATED CASH FLOWS STATEMENTS


                                                                              For the Six Months Ended

                                                                         June 30, 1996          June 30, 1995
                                                                        -------------          -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                              $(1,316,704)                $(398,268)
                                                                        --------------------------------------------------

Adjustments to Reconcile Net Loss to Net Cash (used in)
Operating Activities:
   Depreciation and Amortization                                           75,606                    52,455
   Amortization of Debt Discount on Bridge Loans                          683,542                         0
   (Increase) Decrease in:
     Accounts Receivable                                                  (61,269)                  (49,446)
     Inventory                                                             (6,956)                       79
     Notes Receivable                                                     (20,000)                        0
     Prepaid Expenses and Other Current Assets                            (37,384)                   (3,033)
   Increase (Decrease) in:
     Unearned Franchise Fee Income                                         (1,750)                  111,000
     Deferred Rent Payable                                                 (1,754)                    2,484
     Accounts Payable                                                     (87,918)                   83,495
     Accrued Expenses                                                      (4,738)                   48,706
                                                                        --------------------------------------------------
Total Adjustments                                                         537,379                   245,740
                                                                        --------------------------------------------------
Net Cash Used in Operating Activities                                    (779,325)                 (152,528)
                                                                        --------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of Fixed Assets                                              (50,529)                  (12,384)
   Increase in Security Deposits                                           (2,500)                   (1,922)
                                                                        --------------------------------------------------
Net Cash Used in Investing Activities                                     (53,029)                  (14,306)
                                                                        --------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net Proceeds from Public Offering                                    4,163,609                         0
   Proceeds from Bridge Loan                                            1,000,000                         0
   Repayment of Bridge Loan                                            (1,000,000)                        0
   Proceeds from Stockholder Loans                                              0                   178,468
   Repayment of Stockholder Loans                                        (347,121)                        0
   Repayment of Notes Payable                                             (77,803)                        0
                                                                        --------------------------------------------------
Net Cash Provided by Financing Activities                               3,738,685                   178,468
                                                                        --------------------------------------------------

NET INCREASE IN CASH                                                    2,906,331                    11,634
Cash, Beginning                                                            37,991                    51,594
                                                                        --------------------------------------------------
Cash, Ending                                                           $2,944,322                   $63,228
                                                                        ==================================================


Supplemental Disclosure of Cash Paid:
   Interest                                                               $87,649
   Income Taxes                                                           1,925                     $2,778

Supplemental Disclosure of Noncash Financing Transactions:
     (1)  Upon the completion of the public offering, the Company acquired the limited partners interest in
          Pumpernickel Partners, L.P. and the capital stock of Bagel Partners, Inc.  for 181,250 shares of common stock.
     (2)  The Company issued to an employee 15,000 shares of its common stock which vest over two years.


               The accompanying notes are an integral part of the
                             financial statements.

                              BIG CITY BAGELS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(NOTE A) -        The Company and Basis of Presentation:

                  The information herein is unaudited. However, in the opinion of management, such information reflects all adjustments (consisting only of normal recurring accruals) necessary to make the financial statements not misleading. Additionally, it should be noted that the accompanying consolidated financial statements do not purport to contain complete disclosures in conformity with generally accepted accounting principles.

                  The results of  operations  for the six months  ended June 30,
                  1996  are  not  necessarily   indicative  of  the  results  of
                  operations for the full fiscal year ending December 31, 1996.

                  These statements should be read in conjunction with the Company's financial statements for the fiscal year ended December 31, 1995 appearing in the Company's Prospectus dated May 7, 1996.

                  The Company commenced operations in 1993. Big City Bagels, Inc. ("Big City") operates and franchises retail bagel stores and sells its products wholesale to commercial accounts and food service operators. Pumpernickel Partners, L.P. ("Pumpernickel") operates two such bagel stores. The financial statements of the Company prior to May 13, 1996, include the combined accounts of Big City and Pumpernickel (collectively, the "Company"), which were under common control through such date, as the principal stockholders of Big City were also the principal stockholders of Bagel Partners, Inc. ("Bagel Partners"), the general partner of Pumpernickel. At May 13, 1996, the limited partners of Pumpernickel and the stockholders of Bagel Partners, Inc., exchanged their partnership interests and all their capital stock, respectively, for 181,250 shares of the Company's common stock. Accordingly, from May 13, 1996, the financial statements of the Company reflect the consolidated results of Big City and its wholly-owned subsidiaries, Pumpernickel and Bagel Partners. All significant intercompany balances and transactions have been eliminated.

                  The transaction described in the preceding paragraph was accounted for as a purchase of the interests of the unaffiliated limited partners in Pumpernickel. The common stock issued to the stockholders of Bagel Partners and the affiliated limited partners of Pumpernickel was valued at their respective equity interests in Pumpernickel. The excess of the fair value of the shares of common stock (144,535 shares) issued to such limited partners over the book amount of their interest in Pumpernickel has been assigned to the franchise costs and included with intangible assets in the accompanying balance sheet ($289,547).

                  In February 1996, the Company amended its certificate of incorporation, increasing its authorized shares, and in March 1996, the Company effected a 28,187.5 for 1 stock split of its common stock in the form of stock dividend payable to shareholders of record on April 1, 1996 at the closing of the

                  Company's   initial   public   offering   of  its   securities
                  ("Offering"). The accompanying financial statements reflect these transactions retroactively.

                  On May 13, 1996 the Company completed the Offering. In connection therewith, the Company raised gross proceeds of $5,175,000. The Offering consisted of 1,293,750 units (including the underwriters over-allotment option of 168,750 units), at a price of $4.00 per unit, each unit consisting of one share of common stock and one Class A warrant which entitles the holder thereof to purchase one share of common stock at $4.50 per share for a three-year period commencing one year after the effective date of the Offering.

(NOTE B) -        Net (Loss) Per Share:

                  Net (loss) per share is computed on the basis of the weighted average number of common shares outstanding during each period adjusted for the 28,187.5 to 1 stock split and as if the exchange described in Note A had occurred on January 1, 1995. Warrants to purchase shares of common stock are anti-dilutive and are excluded from the calculation.

(NOTE C) -        Bridge Financing:

                  In January 1996, the Company completed a bridge financing, pursuant to which it issued (i) an aggregate of $1,000,000 principal amount of promissory notes, which bear interest at the rate of 8% per annum ("Bridge Notes") and (ii) the right to receive upon the completion of the Offering an aggregate of 500,000 bridge units and 500,000 Class B redeemable common stock purchase warrants ("Class B warrants"). Each bridge unit consists of one share of common stock and one warrant identical to the Class A warrants described in Note A. Two Class B warrants, together, will entitle the holder to purchase one share of common stock for $8.00 during the three-year period commencing one year after the completion of the Offering. The bridge units and Class B warrants contain registration rights and the Company registered such securities simultaneously with the Offering. The units and warrants have been valued at $684,000 and have been accounted for as a debt discount increasing the effective interest rate on the notes to 169%. The promissory notes were repaid with the proceeds of the Offering.

(NOTE D) -        Stockholder and Partner Loans:

                  $375,000 of the proceeds of the Offering were used to repay stockholder and partner loans, including accrued interest. The balance is to be paid monthly with interest at 10% commencing January 1997.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes hereto. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

RESULTS OF OPERATIONS

Revenues for the three and six months ended June 30, 1996 were $555,849 and $1,116,983, respectively, a 45.13% and 52.51% increase from the corresponding periods of the previous year. This increase is attributable to the gains in the following areas: Store and commissary sales, franchise fees, and royalty income. Store and commissary products sales increased $89,892 and $165,349, respectively, a 24.39% and 23.16% increase from the corresponding periods of the previous year. This is due to the maturing of Company-owned retail operations, the growth of the wholesale business, and the increased commissary sales to franchise stores which opened in 1996. Franchise fees for the three and six months ended June 30, 1996, were $65,500 and $185,500, respectively, a 555% and 1755% increase from the corresponding periods of the previous year. Revenue under franchise agreements is generally recognized when the franchise stores are opened. Two stores opened during the three months ended June 30, 1996 and one store closed during such period and the franchisee was relieved of its franchise obligations; no stores opened during the three months ended June 30, 1995. Six stores opened during the six months ended June 30, 1996; no stores opened during the six months ended June 30, 1995. The Company had unearned franchise fee income of $325,250 and $307,500 at March 31, 1996 and June 30, 1996,
respectively. The Company had $130,500 and $176,000 of unearned franchise fee income for the corresponding periods of the previous year. Unearned franchise fee income represents non-refundable franchise fees which will be recognized as revenue as the related franchise stores are opened. In the first six months of 1996, the Company entered into three franchise agreements and two area development agreements (one twelve-store agreement and one three-store agreement). The Company did not sign any individual franchise agreements, but entered into two area development agreements (each being a three-store agreement) for the six months ended June 30, 1995.

Royalty income for the three and six months ended June 30, 1996 was $31,928 and $52,145, respectively, a 613.32% and 518.71% increase from the corresponding periods of the previous year. This is due to the maturing of operations of existing franchise stores and the opening and initial operations of four franchise stores and six franchise stores during the three and six months ended June 30, 1996, respectively.

Cost of sales were $211,536 and $384,988 or 46.14% and 43.78% of net sales for the three and six months ended June 30, 1996, as compared to $141,650 and $251,645 or 38.44% and 35.24% for the corresponding periods of the prior year. The reasons for the increase in the cost of sales are an increase in sales to franchisees which are at a lower gross profit percent and that the Company has not raised the selling price of their product while their material costs have increased. The Company expects to raise its prices by September 1996.

Selling, general and administrative expenses (SG&A) increased by $305,740 and $457,236, respectively, a 67.50% and 52.65% increase in the three and six months ended June 30, 1996 as compared to the corresponding periods of the previous year. This increase was primarily due to increases in salaries, insurance, professional fees and travel, that were mandated by a growing business.

Amortization of debt discount on the Bridge Notes for the three and six months ended June 30, 1996 were $257,059 and $683,542, respectively. There was no such amortization for the corresponding periods in 1995.

Interest expense for the three and six months ended June 30, 1996 was $27,818 and $58,370, respectively, a 797.35% and 451.13% increase from the corresponding periods of the previous year. This increase is primarily due to interest on the $1,000,000 of Bridge Notes and shareholder loans. Interest income for the three and six months ended June 30, 1996 was $15,172 and $18,962, respectively, as compared to nominal amounts in the preceding year. This increase is primarily due to the investments of the proceeds from the Offering.

Net losses for the three and six months ended June 30, 1996 were $684,061 and $1,316,704, respectively, as compared to net losses of $214,640 and $398,268 for the corresponding periods of the prior year. The primary reasons for the increase in the current three and six month net losses are due to the amortization of debt discount on the bridge loan and increases in officers' and operating salaries and interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at June 30, 1996 were $2,944,322, as compared to $37,991 at December 31, 1995. This increase in cash was due to the proceeds from the Offering.

Accounts receivable increased to $80,849 at June 30, 1996 from $19,580 at December 31, 1995, primarily due to increases in commissary sales.

Prepaid expenses and other current assets increased to $46,956 at June 30, 1996 from $9,572 at December 31, 1995. The increase was primarily due to increases in payments made on various insurance policies.

The current portion of stockholder and partners' loans decreased to $72,000 at June 30, 1996 from $200,000 at December 31, 1995. The decrease was attributable to the repayment of the above-mentioned loans from the proceeds the Company received from the Offering.

Notes payable decreased to $15,300 at June 30, 1996, from $87,712 at December 31, 1995. The Company reduced these notes from the proceeds of the Offering.

The combination of accounts payable and accrued expenses decreased to $221,394 at June 30, 1996 from $314,050 at December 31, 1995. The decrease of $92,656 was primarily due to making payments to suppliers on a current basis as a result of the proceeds the Company received from the Offering.

At June 30, 1996, the Company had $2,530,822 of working capital and a current ratio of 5.11 to 1, principally due to the proceeds received from the Offering.

In May 1996, the Company completed the Offering, at which time the Company received the net proceeds of the Offering (approximately $4,100,000).

The Company's operating activities used $779,325 of net cash in the six months ended June 30, 1996, as compared to $152,528 used in operations for the corresponding period of the prior year. The $626,797 increase of net cash used by operations was primarily due to the increase of the Company's net loss. The Company anticipates that its current working capital combined with cash generated from continuing operations will be sufficient to meet operating requirements for a period of 12 months.

The Company does not have any specific additional capital requirements, either short term or long term, except as discussed below and except for general working capital purposes.

The Company anticipates increasing revenues and thereby generating operating cash flow in the future by implementing the following actions (although there can be no assurance that the Company will be successful):

     . Increasing  Product  Sales and Prices.  The  Company  intends to open new
       Company-owned retail stores and expects increased sales from its commissary in California to new franchise stores. The Company continuously develops new products to increase sales and provide a variety of products offered. The Company is currently servicing many wholesale accounts and expects this business to grow due to an increase in name recognition, product acceptance and additional sales efforts. The Company also expects to raise prices at all the Company-owned retail stores by September 1996.

     . Expanding Franchise Operations. The Company will continue to utilize capital to increase franchise sales by (i) advertising in national and regional publications and business magazines, and (ii) possibly hiring additional sales personnel. The Company hopes to increase its franchise sales by opening Company-owned flagship stores in markets that would generate interest for experienced multi-store developers to enter into area development agreements.

     . Making Acquisitions. The Company intends to acquire other bagel stores or complementary types of retail outlets which provide entry into new markets.

Although these actions will require significant costs and expenditures, the Company anticipates, based on current plans and assumptions relating to its operations, that the proceeds that it received from the Offering, together with existing resources and cash generated from operations, if any, will enable the Company to accomplish its immediate goals of increasing product sales and expanding franchise operations, although there can be no assurance of this.


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K.

     (a) Exhibits.

          27.  Financial Data Schedule (6/30/96).

     (b) Reports on Form 8-K.

          None

                                                     SIGNATURE


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               Big City Bagels, Inc.
                                 (Registrant)


 Dated:  August 9, 1996        By: /s/ Mark Weinreb
                                   ----------------------------------------
                                    Mark Weinreb, Chairman, and Chief Executive
                                    Officer and Chief Financial Officer (and
                                    principal accounting officer)

EXHIBIT INDEX

EXHIBIT NUMBER                               DESCRIPTION                  PAGE
            27                               Financial Data                 14
                                             Schedule (6/30/96)