Form 10-Q
period 1996-09-30
BIG CITY BAGELS INC
filed 1996-11-14
CIK 1006708

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

   X Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At November 13, 1996, Issuer had outstanding 4,808,750 shares of Common stock, par value $.001 per share.

                               Page 1 of 14 Pages
                             Exhibit Index - Page 13

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                               BIG CITY BAGELS, INC.
                                            CONSOLIDATED BALANCE SHEETS

                                                                                            December 31, 1995     September 30,1996
                        ASSETS

                 Current Assets:
                  Cash ...............................................................           $    37,991            $ 1,362,180
                  United States Treasury Bills .......................................                     0                978,800
                  Accounts Receivable ................................................                19,580                 94,447
                  Inventory ..........................................................                47,933                 57,736
                  Promissory Note Receivable .........................................                     0                 40,000
                  Prepaid Expenses and Other Current Assets ..........................                 9,572                 41,864
                                                                                                ------------            -----------
                      Total Current Assets ...........................................           $   115,076            $ 2,575,027

                 Fixed Assets, Net of Accumulated Depreciation .......................               934,378                902,813
                 Intangible Assets, Net of Accumulated ...............................                31,230                307,485
                 Amortization
                 Deferred Registration Costs .........................................                25,000                      0
                 Security Deposits ...................................................                31,947                 33,312
                                                                                                 -----------            -----------
                      TOTAL ..........................................................           $ 1,137,631            $ 3,818,637
                                                                                                 ===========            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL
                 Current Liabilities:
                  Stockholder and Partner Loans ......................................           $   200,000            $    72,000
                  Notes Payable ......................................................                87,712                 10,485
                  Unearned Franchise Fee Income ......................................               309,250                242,000
                  Accounts Payable ...................................................               278,390                174,457
                  Accrued Expenses ...................................................                35,660                  8,408
                                                                                                 -----------            -----------
                      Total Current Liabilities ......................................           $   911,012            $   507,350

                 Deferred Rent Payable ...............................................                26,261                 20,997
                 Loans Payable, Noncurrent ...........................................                11,044                  5,654
                 Stockholder and Partner Loans, Noncurrent ...........................               262,468                 43,347
                                                                                                 -----------            -----------
                      Total Liabilities ..............................................           $ 1,210,785            $   577,348
                                                                                                 -----------            -----------

                 Stockholders' Equity and Partners' Capital:
                   Preferred Stock $.001 par value; 1,000,000
                   shares authorized; no shares outstanding
                 Common Stock $.001 par value; 10,000,000
                   shares authorized; 2,818,750 shares issued and
                   outstanding, December 31, 1995; and
                   4,808,750 shares issued and outstanding
                   September 30, 1996 ................................................                 2,819                  4,809
                 Additional Paid-In Capital ..........................................               972,181              4,185,288
                 Partners' Capital ...................................................               255,456                      0
                 Accumulated Deficit .................................................            (1,303,610)              (903,808)
                 Unearned Portion of Compensatory Stock ..............................                     0                (45,000)
                                                                                                   ----------           -----------
                      Total Stockholders' Equity(Deficiency)
                           and Partners' Capital .....................................               (73,154)             3,241,289
                                                                                                 ------------           -----------
                      TOTAL ..........................................................           $ 1,137,631            $ 3,818,637
                                                                                                ============           ============

The accompanying notes are an integral part of the financial statements.

                                                   BIG CITY BAGELS, INC.
                                           CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          Nine Months Ended                  Three Months Ended
                                                             September 30,                      September  30,
                                                          1996            1995            1996              1995

REVENUES:

 Product Sales by Company-Owned                       $1,033,914         $973,893        $352,864         $333,389
      Stores

 Product Sales to Franchisees and                        303,350          110,745         105,062           37,260
      Others

 Franchise Fees                                          271,000           10,000          85,500                0

 Royalty Income                                           89,031           13,069          36,886            4,641
                                                    -----------------------------------------------------------------------------

     Total Revenues                                    1,697,295        1,107,707         580,312          375,290
                                                    -----------------------------------------------------------------------------



COSTS AND EXPENSES:

 Cost of Sales                                           591,337          390,180         206,349          138,535

 Selling, General and Administrative                   2,220,445        1,326,053         894,696          457,540

 Amortization of Debt Discount                           683,542                0               0                0
        on Bridge Loan

 Interest Expense (Income), Net                           14,226           18,853         (25,182)           8,326
                                                    -----------------------------------------------------------------------------

     Total Costs and Expenses                          3,509,550        1,735,086       1,075,863          604,401
                                                    -----------------------------------------------------------------------------



NET LOSS                                             $(1,812,255)       $(627,379)      $(495,551)       $(229,111)
                                                    =============================================================================



Net Loss Per Common Share                                 $(0.46)          $(0.21)         $(0.10)          $(0.08)
                                                    =============================================================================


Weighted Average Common Shares
   Outstanding                                         3,933,079        3,000,000       4,808,750        3,000,000
                                                    =============================================================================





The accompanying notes are an integral part of the financial statements.

                              BIG CITY BAGELS, INC.
      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL

                                                              Additional                            Unearned Portion of
                                             Common Stock      Paid-In     Partners' Accumulated    Compensatory Stock
                                         Shares      Amount    Capital     Capital     Deficit        Shares     Amount     Total
                                         ------      ------    -------     -------     -------        ------     ------     -----

BALANCE, January 1, 1996               2,818,750     $2,819    $972,181    $255,456  $(1,303,610)                         $(73,154)

Issuance of Rights to Receive Bridge                            683,542                                                    683,542
    Units and Warrants

Exchange of Partnership Interests        181,250        181     500,565    (211,199)                                       289,547
    For Common Stock

Termination of S Corporation Status                          (2,167,800)               2,167,800                                 0

Shares Issued Through Public           1,293,750      1,294   4,137,315                                                  4,138,609
Offering

Exercise of Rights to Receive Bridge     500,000        500        (500)                                                         0
    Units

Shares Issued as Compensation             15,000         15      59,985                               15,000  $(60,000)          0

Amortization of Compensatory Stock                                                                              15,000      15,000

Net Loss                                                                    (44,257)  (1,767,998)                       (1,812,255)
                                       --------------------------------------------------------------------------------------------



BALANCE, September 30, 1996            4,808,750    $4,809   $4,185,288          $0    $(903,808)     15,000  $(45,000) $3,241,289
                                       ============================================================================================






The accompanying notes are an integral part of the financial statements.

                              BIG CITY BAGELS, INC.
                       CONSOLIDATED CASH FLOWS STATEMENTS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,


                                                                             1996                    1995
                                                                           -------                -------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                  $(1,812,255)              $(627,379)
                                                                        --------------------------------------------------

Adjustments to Reconcile Net Loss to Net Cash Used
in Operating Activities:
   Depreciation and Amortization                                              121,786                82,971
   Amortization of Debt Discount on Bridge Loans                              683,542                     0
   (Increase) Decrease in:
     Accounts Receivable                                                      (74,867)               (8,756)
     Inventory                                                                 (9,803)               (9,137)
     Notes Receivable                                                         (40,000)                    0
     Prepaid Expenses and Other Current Assets                                (32,292)               (6,176)
   Increase (Decrease) in:
     Unearned Franchise Fee Income                                            (67,250)              216,000
     Deferred Rent Payable                                                     (5,264)                1,242
     Accounts Payable                                                        (103,933)               56,391
     Accrued Expenses                                                         (27,252)               99,392
                                                                        --------------------------------------------------
Total Adjustments                                                             444,667               431,927
                                                                        --------------------------------------------------
Net Cash Used in Operating Activities                                      (1,367,588)             (195,452)
                                                                        --------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of Fixed Assets                                                  (61,929)              (15,379)
   Increase in Security Deposits                                               (1,365)               (1,922)
   Purchase of United States Treasury Bills                                  (978,800)                    0
                                                                        --------------------------------------------------
Net Cash Used in Investing Activities                                      (1,042,094)              (17,301)
                                                                        --------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net Proceeds from Public Offering                                        4,163,609                     0
   Proceeds from Bridge Loan                                                1,000,000                     0
   Repayment of Bridge Loan                                                (1,000,000)                    0
   Proceeds from Stockholder Loans                                                  0               203,468
   Repayment of Stockholder Loans                                            (347,121)                    0
   Repayment of Notes Payable                                                 (82,617)                    0
                                                                        --------------------------------------------------
Net Cash Provided by Financing Activities                                   3,733,871               203,468
                                                                        --------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                             1,324,189                (9,285)
Cash, Beginning                                                                37,991                51,594
                                                                        --------------------------------------------------
Cash, Ending                                                               $1,362,180               $42,309
                                                                        ==================================================

Supplemental Disclosure of Cash Paid:
   Interest                                                                   $89,519                    $0
   Income Taxes                                                                 1,925                 2,778

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

                  The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results of operations for the full fiscal year ending December 31, 1996.

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

                  In February 1996, the Company amended its certificate of incorporation, increasing its authorized shares, and in March 1996, the Company effected a 28,187.5 for 1 stock split of its common stock in the form of a stock dividend payable to shareholders of record on April 1, 1996 at the closing of the Company's initial public offering of its securities ("Offering"). The accompanying financial statements reflect these transactions retroactively.

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

RESULTS OF OPERATIONS

Revenues for the three and nine months ended September 30, 1996 were $580,312 and $1,697,295, respectively, a 54.63% and 53.23% increase from the corresponding periods of the previous year. This increase is attributable to the gains in the following areas: store and commissary products sales, franchise fees, and royalty income. Store and commissary products sales increased to $87,277 and $252,626 for the three and nine months ended September 30, 1996, respectively, a 23.55% and 23.29% increase from the corresponding periods of the previous year. This increase is due to the maturing of Company-owned retail operations, the growth of the wholesale business, and the increased commissary sales to franchise stores which opened in 1996. Franchise fees for the three and nine months ended September 30, 1996, were $85,500 and $271,000, respectively. No franchise fees were recognized during the three and nine months ended September 30, 1995. Franchise fees increased by $261,000 for the nine months ended September 30, 1996. Revenue under franchise agreements is generally recognized when the franchise stores are opened. Three stores opened during the three months ended September 30, 1996; no stores opened during the three months ended September 30, 1995. Nine stores opened during the nine months ended September 30, 1996 (one stored closed during the nine month period and the franchisee was relieved of its franchise obligations); no stores opened during the nine months ended September 30, 1995.

The Company had unearned franchise fee income of $242,000 as of September 30, 1996. The Company had $281,000 of unearned franchise fee income for the corresponding period of the previous year. Unearned franchise fee income represents non-refundable franchise fees which will be recognized as revenue as the related franchise stores are opened. In the first nine months of 1996, the Company entered into three new franchise agreements and two new area development agreements (one twelve-store agreement and one three-store agreement). For the nine months ended September 30, 1995, the Company signed three individual franchise agreements, and entered into three area development agreements (each being a three-store agreement). One of these three- store area development agreements, entered into in 1995, was terminated in 1996.

Royalty income for the three and nine months ended September 30, 1996, was $36,886 and $89,031, respectively, a 694.79% and 581.24% increase from the corresponding periods of the previous year. This is due to the maturing of operations of existing franchise stores and the initial operations of three franchise stores and nine franchise stores during the three and nine months ended September 30, 1996, respectively.

Cost of sales were $206,349 and $591,337 or 45.06% and 44.22% of net sales for the three and nine months ended September 30, 1996, as compared to $138,535 and $390,180 or 37.38% and 35.97% for the corresponding periods of the prior year. The increase in the cost of sales is attributable to an increase in sales to franchisees which are at a lower gross profit percentage and that the Company has not raised the selling price of its product while its material costs have increased. The Company raised retail prices at the Company-owned stores in July 1996.

Selling, general and administrative expenses (SG&A) increased by $437,156 and $894,392, respectively, a 95.54% and 67.45% increase in the three and nine months ended September 30, 1996, as compared to the corresponding periods of the previous year. This increase was primarily due to increases in salaries, advertising, insurance, professional fees and travel that were mandated by a growing business.

Amortization of debt discount on the Bridge Notes for the nine months ended September 30, 1996 was $683,542. There was no such amortization for the corresponding period in 1995.

Interest expense for the three and nine months ended September 30, 1996 was $6,196 and $64,566, respectively, as compared to $8,357 and $18,948 for the corresponding periods of the previous year. This change is primarily due to interest on the $1,000,000 of Bridge Notes and shareholder loans. Interest income for the three and nine months ended September 30, 1996 was $31,378 and $50,340, respectively, as compared to nominal amounts in the preceding year. This increase is primarily due to the investments of the proceeds from the Offering.

Net losses for the three and nine months ended September 30, 1996 were $495,551 and $1,812,255, respectively, as compared to net losses of $229,111 and $627,379 for the corresponding periods of the prior year. The primary reasons for these increases are due to the amortization of debt discount on the Bridge Notes in the first six months of 1996, increases in officers' and operating salaries, interest, advertising, professional fees, insurance, travel, storage and distribution expenses.

LIQUIDITY AND CAPITAL RESOURCES

In May 1996, the Company completed the Offering, at which time the Company received net proceeds of approximately $4,100,000.

Cash and United States Treasury Bills at September 30, 1996 were $2,340,980, as compared to $37,991 at December 31, 1995. This increase in cash was attributable to the Company's receipt of proceeds from the Offering.

Accounts receivable increased to $94,447 at September 30, 1996 from $19,580 at December 31, 1995. This increase was primarily due to increases in commissary sales and the Company-owned stores' wholesale business.

Prepaid expenses and other current assets increased to $41,864 at September 30, 1996 from $9,572 at December 31, 1995. The increase was primarily due to increases in payments made on various insurance policies.

The current portion of stockholder and partners' loans decreased to $72,000 at September 30, 1996 from $200,000 at December 31, 1995. The decrease was attributable to the repayment of such loans from the proceeds the Company received from the Offering.

The current portion of notes payable decreased to $10,485 at September 30, 1996, from $87,712 at December 31, 1995. The Company paid these notes from the proceeds of the Offering.

The combination of accounts payable and accrued expenses decreased to $182,865 at September 30, 1996 from $314,050 at December 31, 1995. The decrease of $131,185 was primarily due to the Company making payments to suppliers on a current basis as a result of the proceeds the Company received from the Offering.

At September 30, 1996, the Company had $2,067,677 of working capital and a current ratio of 5.1 to 1, principally due to the proceeds received from the Offering.

The Company's operating activities used $1,367,588 of net cash in the nine months ended September 30, 1996, as compared to $195,452 used in operations for the corresponding period of the prior year. The $1,172,136 increase of net cash used by operations was primarily due to the increase of the Company's net loss. The Company anticipates that its current working capital combined with cash generated from continuing operations will be sufficient to meet operating requirements for a period of twelve months.

The Company does not have any specific additional capital requirements, either short term or long term, except as discussed below and except for general working capital purposes.

The Company anticipates increasing revenues and thereby generating operating cash flow in the future by implementing the following actions:

     . Increasing Product Sales. The Company intends to open new Company-owned retail stores and expects increased sales from its commissary in California to new franchise stores. The Company provides a variety of items and continuously develops new products to increase sales. The Company is currently servicing many wholesale accounts and expects this business to grow due to an increase in name recognition, product acceptance and additional sales efforts.

     . Expanding  Franchise  Operations.  The Company  will  continue to utilize capital to increase franchise sales by (i) advertising in national and regional publications and business magazines, including developing a franchise sales video and appearing on national television programs and
       (ii) possibly hiring additional sales personnel. The Company expects to increase its franchise sales by opening Company-owned flagship stores in markets that would generate interest for experienced multi-store developers to enter into area development agreements.

     . Store Operations. The Company recently has hired experienced multi-unit food service operation personnel and intends to improve store operations and management.

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

PART II - OTHER INFORMATION

Item 5 - Other Information

On November 5, 1996, the Company delisted its Units from the Nasdaq SmallCap Market. The Units traded under the symbol BIGCU.

On October 16, 1996, the Company increased the size of its Board of Directors from four members to five members and elected Stephen J. Drescher, Director of Corporate Finance at Monroe Parker Securities, Inc. ("Monroe Parker"), to fill the newly created directorship. Mr. Drescher is the designee of Monroe Parker, which is entitled to designate one person for nomination as a director of the Company until May 1999 pursuant to the Underwriting Agreement entered into by the Company in connection with the Offering.

Item 6 - Exhibits and Reports on Form 8-K.

     (a) Exhibits.

          27.  Financial Data Schedule (9/30/96).

     (b) Reports on Form 8-K.

          None

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             Big City Bagels, Inc
                                             (Registrant)


     Dated:  November 14, 1996
                                       By: /s/ Mark Weinreb
                                           Mark Weinreb, Chairman of the Board,
                                           Chief Executive Officer and Chief
                                           Financial Officer (and principal
                                           accounting officer)

EXHIBIT INDEX

EXHIBIT NUMBER         DESCRIPTION                             PAGE
            27         Financial Data                           14
                       Schedule (9/30/96)