Form 10KSB
period 1996-12-31
BIG CITY BAGELS INC
filed 1997-03-31
CIK 1006708

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10KSB

(Mark One)

[X ] ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934

For the fiscal year ended        December 31, 1996
                          --------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from               to

                         Commission file number 0-28058

                              BIG CITY BAGELS, INC.
                 (Name of small business issuer in its charter)

        New York                                          11-3137508
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

 99 Woodbury Road, Hicksville, New York                       11801
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)

                                 (516) 932-5050
                ------------------------------------------------
                (Issuer's telephone number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.001 per share
                Class A Redeemable Common Stock Purchase Warrants


     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     The issuer's revenues for its most recent fiscal year were $2,414,976.

     As of March 14, 1997, the aggregate market value of the Issuer's Common Stock held by non-affiliates of the Issuer (based on the average bid and asked prices of such stock) was $9,084,972. At March 14, 1997, 4,932,021 shares of the Issuer's Common Stock outstanding were outstanding.

                               Page 1 of 32 Pages
                             EXHIBIT INDEX - PAGE 31

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS.

General

     Big City Bagels, Inc. ("Company") is a New York corporation incorporated in December 1992 that operates and franchises upscale bagel bakery cafes under the Company's registered trademark "Big City Bagels(R)." These stores sell a wide variety of oversized, fresh baked bagels, including unique specialty bagels, and cream cheese spreads, muffins and other bakery products for take-out and eat-in consumption. Big City Bagels stores also sell salads, sandwiches, specialty coffees and other beverages. The Company owns six stores, which are located in California, Arizona and Utah. The Company also sells Big City Bagels franchises. Currently, there are eight franchises open and operating in California and Minnesota. As of March 14, 1997, the Company had sold franchises to open an additional 28 stores, which are in various stages of development. The Company also sells its products wholesale to commercial accounts and food service operators.

     In May 1996, the Company completed its initial public offering, pursuant to which it received approximately $4,100,000 in net proceeds from the sale of 1,293,750 units, each unit consisting of one share of Common Stock and one Class A Redeemable Common Stock Purchase Warrant. Immediately prior to the closing of the initial public offering, Pumpernickel Partners, L.P. ("Pumpernickel Partners"), a Delaware limited partnership which then owned two Big City Bagels franchises, and its sole general partner, Bagel Partners, Inc. ("Bagel Partners"), each of which was under the common control of the principal shareholders of the Company, became wholly-owned subsidiaries of the Company in a combination by which all of the limited partners of Pumpernickel Partners and each of the stockholders of Bagel Partners exchanged their limited partnership interests in Pumpernickel Partners their capital stock of Bagel Partners, respectively, for shares of Common Stock of the Company.


     The Company's objective is to become a leading national bagel store chain. The Company intends to achieve this objective by (i) expanding its franchise operations, (ii) increasing the number of Company-owned stores by opening additional stores and acquiring existing bagel stores or chains and (iii) increasing revenues from sales to commercial and wholesale accounts. With respect to its franchise operations, the Company believes that its consistent product quality, visually-appealing, upscale store design and well-organized business operations will enable the Company to attract experienced, multi-unit franchisees to operate its stores. In order to attract potential franchisees, the Company plans to open Company-owned flagship stores in strategic geographic locations around the country. Such franchises would be serviced by regional commissaries, which the Company plans to use as additional stores are opened. The Company also intends to expand by acquiring existing bagel stores or chains and possibly other retail enterprises that the Company believes will enhance its operations. In determining whether to make an acquisition, the Company will consider, among other things, the size, location and existing operations of the acquisition candidate, as well as such candidate's potential to maximize growth and increase revenues.

Recent Acquisitions

     In December 1996, the Company acquired one of its franchises located in Scottsdale, Arizona for approximately $29,000 in cash and forgiveness of debt, 54,055 shares of Common Stock and the assumption of $136,000 in capital lease obligations. Also in December 1996, the Company acquired one of its franchises located in Mesa, Arizona for approximately $33,000 in cash and forgiveness of debt, 60,952 shares of Common Stock and the assumption of $45,000 in capital lease obligations. In February 1997, the Company acquired one of its franchises located in Park City, Utah for approximately $84,000 in cash and forgiveness of debt and 8,264 shares of Common Stock.

Products and Distribution

     The Company seeks to provide its customers with consistent quality products, primarily bagels, cream cheese spreads and muffins, and excellent service in a visually-appealing, upscale environment. The proprietary recipes for the Company's unique products were created by Jerry Rosner, President of the Company, drawing upon his 20-plus years of bagel-making experience. Utilizing these recipes, the Company's bagel dough is prepared in regional commissaries and then delivered to surrounding Company-owned stores and franchises. The Company's bagels are then baked in each store daily in accordance with the Company's quality control guidelines using a traditional technique which requires the bagels to be boiled and then baked. Cream cheese spreads and muffins also are prepared in each store daily from ingredients purchased from independent suppliers in accordance with quality control guidelines. While bagel and cream cheese sales currently represent a significant portion of retail sales, the stores also offer a variety of breakfast and lunch bagel sandwiches, soups, freshly baked muffins and other bakery products, gourmet coffee and espresso drinks, juices and a variety of soft drinks. In addition, the Company offers innovative products, such as bagel pockets and three-foot party bagels, and imaginative catering platters to service its customers.

     The Company believes that it has developed significant know-how and technical expertise for replicating the Company's bagels in various locations and conditions to produce a high-quality product more commonly associated with smaller bakeries. The Company believes this system enables Big City Bagels stores to provide its customers with consistent quality products, thereby helping to build brand name awareness and customer loyalty. The Company currently owns and operates a commissary located in Costa Mesa, California, which services most existing Big City Bagels stores. The Company also has assisted one of its franchisees, who entered into an area development agreement with the Company to open 12 stores in the Minneapolis/St. Paul, Minnesota area, in establishing a commissary owned and operated by such franchisee in Minneapolis to service these stores. This commissary is required to adhere to the Company's strict quality control guidelines. The Company distributes its bagel dough and other products to its stores in California, Utah and Arizona. By supplying the Company-owned stores and franchises with bagel dough, the Company is able to control the quality of its bagel products sold in the stores.

Store Design and Locations

     Big City Bagels stores are designed to be upscale bagel bakery cafes that are efficient as well as visually appealing. Most of the products sold in the stores are uniquely presented in large, attractive display cases to provide customers with the opportunity to see the products they wish to purchase. The display cases typically are located near the store entrance and where customers place their orders to attract customers and promote spontaneous purchases.

     The Company's store design is adaptable to various site locations, including shopping centers, free-standing units, drive-thrus and commercial sites, which are selected on heavily-traveled thoroughfares. The Company believes that its concept also could be applied to smaller "satellite" stores, such as kiosks located in airports, commercial buildings and shopping malls. Big City Bagels stores are typically highly visible and easily accessible. The stores are generally located within a three-mile radius of at least 30,000 residents in an area with a mix of both residential and commercial properties. The average store is approximately 1,600 to 2,200 square feet with a seating capacity of 20 to 60 persons. Although the stores may vary in size, store layout and design are generally consistent and typically include, among other things, a traditional, bakery-style tin ceiling, glass display cases, a menu board and a neon sign in the form of the Company's logo.

     The following table sets forth by location the number of currently open Company-owned stores and franchises and the number of franchises that have been sold but not yet opened:

                                             Franchises Sold           Total
Location                 Stores Open        But Not Yet Opened        Stores
-------------------      -----------        ------------------        -------
Arizona ............        2(1)                    0                    2(1)
California .........        8(2)                    4                   12(2)
Idaho ..............        0                       3                    3
Minnesota ..........        3                       9                   12
Texas ..............        0                      12                   12
Utah ...............        1(3)                    0                    1(3)
                            ---                    ---                 ---
         Total .....       14                      28                   42

-----------------------------

(1)      Includes two Company-owned stores.
(2)      Includes three Company-owned stores.
(3)      Includes one Company-owned store.

Franchising

     The Company offers single unit and multi-unit franchises throughout the United States. The Company currently is permitted to offer and sell its franchises in over 40 states. The Company attempts to attract suitable franchisees who are committed to the Company's high standards of product quality and customer service. All franchisees are required to operate their stores in accordance with the guidelines set forth in the Company's franchise and area development agreements and the standards detailed in the Company's operations and administration manuals. The Company conducts regular inspections of its franchised stores to determine whether the stores meet applicable standards and works with franchisees to improve performance.

     The Company assists franchisees in site selection by reviewing market demographics, visiting the sites and giving final approval. During the design phase, all blueprints are reviewed and approved by the Company and discussed with the franchisee. A franchisee is required to purchase bagel dough, muffin mixes, cream cheese spreads and "Big City Bagels" branded products only from the Company or suppliers designated by the Company. A franchisee may purchase the equipment necessary to operate a Big City Bagels store from any vendor of its choice, provided that such vendor has been approved by the Company and meets the Company's equipment specifications. However, all franchises are required to purchase and use a cash register system designed to furnish the Company with reports and to provide franchisees with optimal cash controls and ensure that they have access to information that the Company believes will assist franchisees in operating their business.

     Prior to opening a new store, the Company offers to all of its franchisees an extensive training program run by the Company, which includes classroom training in administrative record keeping, marketing and advertising and inventory control, and training in baking, food preparation and store operations. The Company also provides on-site personnel immediately prior to and during each store's opening. After a store opens, the Company monitors operational results, visits stores for on-site consultation and provides advice based on the experience of other franchisees. Management of the Company reviews franchise store sales monthly and provides operational assistance as necessary.

     The Company provides extensive field support services to its franchisees in an effort to help franchisees maximize business and financial management, acquire local market area penetration, maintain quality control and customer service excellence, stay abreast of new product developments, provide advertising services and to allow the franchisees the opportunity to share new business ideas with the Company.

     The Company's current franchise agreements require payments to the Company of a $30,000 initial franchise fee per store and a monthly 4% royalty on gross sales (exclusive of sales taxes). In addition, franchisees are required to spend 2% of gross sales on local advertising and at least $5,000 to advertise and promote grand openings. Franchise agreements provide each franchisee with the exclusive right to open the franchise within a defined geographic area. Each franchise agreement is for a term of ten years, with the right to renew for an additional ten years at no additional fee. The franchise agreement also requires a franchisee to find a suitable store location within 180 days of signing the agreement. The Company estimates that a franchisee's cost to open a Big City Bagels store, including the initial franchise fee, cost of construction, leasing of space and other start-up expenses, is approximately between $285,000 and $330,000. A period of approximately six to eight months generally elapses between the signing of a franchise agreement and the opening of the store.

     The Company also offers franchisees the opportunity to enter into area development agreements, which provide that a franchisee may open a specific number of stores within a specific area of exclusivity. The area of exclusivity is negotiated prior to the signing of the area development agreement and varies by agreement as to size of the area, the number of stores required and the schedule for store development and opening. Upon signing the area development agreement, fees are paid to the Company in the following manner: a $30,000 franchise fee is paid for the first store, as well as a $12,750 area development fee for each additional store to be developed. A reduced franchise fee of $25,500 per store is payable when the franchise agreement for each additional location is executed, with a credit given for the previous $12,750 area development fee paid.

Competition

     The food service industry, in general, and the bagel industry, in particular, are intensely competitive with respect to food quality, concept, location, service and price. As a bagel retailer and franchisor, the Company competes in a number of different markets with a number of different competitors, including well-established food service companies with greater product and name recognition and larger financial, marketing and distribution capabilities than those of the Company, as well as innumerable local food establishments that offer similar products. In addition, the Company believes that the start-up costs associated with opening a retail food establishment offering products similar to those offered by the Company, on a stand-alone basis, are competitive with the start-up costs associated with opening a Big City Bagels store and, accordingly, are not an impediment to entry of competitors into the retail bagel business.

     The Company faces competition in the bagel industry from independent stores, larger chain stores and franchisors such as Bruegger's Corp., Einstein/Noah Bagel Corporation, Manhattan Bagel Company, Inc., Big Apple Bagels, Chesapeake Bagels, New York Bagel Enterprises and All American Bagel Company. The Company's bagel stores also compete with take-out restaurants, fast food restaurants, delicatessens and prepared food stores, as well as with supermarket bakeries and convenience stores.

     As a franchisor, the Company competes for qualified franchisees with a wide variety of investment opportunities both in the restaurant business and in other industries. In this respect, the Company believes that its consistent product quality, visually-appealing, upscale store design and well- organized business operations help the Company to compete favorably, especially against bagel franchisors, although it should be noted that the Company is a relatively minor newcomer in the industry and its competitors are well-established, have greater name recognition and financial resources and command a greater share of the market than the Company.

Advertising

     The Company currently advertises and plans to continue advertising its franchises in its retail stores, newspapers and business opportunity magazines.

The Company and its franchisees also advertise in local newspapers and through direct mailings. Franchisees are required to spend 2% of gross sales on local advertising and to contribute 1% of monthly gross sales to a national advertising cooperative. However, as of the date of this Report, a national fund has not been established.


Trademarks and Service Marks

     The Company's trademark "Big City Bagels(R)" and its service mark "A Bigger Bagel for Less Dough!(R)" are registered with the United States Patent and Trademark Office pursuant to federal law. The Company has applied for registration of its distinctive logo. The Company's franchise agreements provide all of its franchisees with the nonexclusive right to use the Company's registered trademark and service mark. The Company considers its marks to be material to its business in that the Company seeks to develop a strong association between such marks and the Company's high quality food and stores in the minds of consumers. The Company has been advised that an entity has registered the name Big City Bagels in Benelux and the Company may not be able to use its name in Belgium, Luxemborg and the Netherlands.

Government Regulation

     The Company and its franchisees are required to comply with federal, state and local government regulations applicable to consumer food service businesses generally, including those relating to the preparation and sale of food, minimum wage requirements, overtime, working and safety conditions and citizenship requirements, as well as regulations relating to zoning, construction, health, business licensing and employment. The Company believes that it is in material compliance with these provisions. Continued compliance with this broad federal, state and local regulatory network is essential and costly, and the failure to comply with such regulations may have an adverse effect on the Company and its franchisees.

     The Company's operations are subject to regulation by the FTC in compliance with the FTC's rule entitled Disclosure Requirements and Prohibitions Concerning Franchising and Business Opportunity Ventures, which requires, among other things, that the Company prepare and update periodically a comprehensive disclosure document, known as the Uniform Franchise Offering Circular ("UFOC"), in connection with the sale and operation of its franchises. In addition, some states require a franchisor to register its franchise with the state before it may offer the franchise. The Company believes that its UFOC, together with any applicable state versions or supplements, complies with both the FTC guidelines and all applicable state laws regulating franchising in those states in which it has offered franchises. The Company has revised its offering circular and is substantially in compliance with the UFOC guidelines which became effective on January 1, 1995. The UFOC document has been written in plain english and certain of the current disclosure items have been expanded and/or eliminated. The revisions have not had an effect upon the Company's operations.

     In addition to the rules governing the offer and sale of franchises, the Company also is subject to a number of state laws that regulate substantive aspects of the franchisor-franchisee relationship, including, but not limited to, those concerning termination and non-renewal. These laws govern the termination and/or non-renewal of the franchise agreement and, by and large, require the franchisor to have good cause, reasonable cause or just cause in order to terminate or not renew the franchise agreement. In addition, some of these laws provide for longer cure periods than which currently exist in the Company's franchise agreement.

     Each store is subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, safety, fire and other departments. Difficulties or failures in obtaining the required licenses or approvals could delay or prevent the opening of a new store. The Company believes that it is in substantial compliance with the applicable laws and regulations governing its operations.

     While the Company intends to comply with all federal and state laws and regulations, there can be no assurance that it will continue to meet the requirements of such laws and regulations, which, in turn, could result in a withdrawal of approval to franchise in one or more jurisdictions. Any such loss of approval would have a material adverse effect upon the Company's ability to successfully market its franchises. Violations of franchising laws and/or state laws and regulations regulating substantive aspects of doing business in a particular state could subject the Company and its affiliates to rescission offers, monetary damages, penalties, imprisonment and/or injunctive proceedings. The state laws and regulations concerning termination and non-renewal of franchisees are not expected to have a material impact on the Company's operations. In addition, under court decisions in certain states, absolute vicarious liability may be imposed upon franchisors based upon claims made against franchisees. Even if the Company is able to obtain coverage for such claims, there can be no assurance that such insurance will be sufficient to cover potential claims against the Company. Further, there can be no assurance that existing or future franchise regulations will not have an adverse effect on the Company's ability to expand its franchise program.

Employees

     As of March 14, 1997, the Company had 48 full-time employees. 18 of the 48 full-time employees are salaried, while the other 30 are paid on an hourly basis. In addition, the Company has 44 part-time employees, who are paid on an hourly basis. None of the Company's employees is represented by a collective bargaining agreement nor has the Company experienced any work stoppage. The Company believes its relationship with its employees is satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY

                                                     Approximate                                 Approximate
                                                       Square                                  Annual Lease
Location                Use                            Footage       Lease Expiration            Payments
--------                ---                            -------       ----------------           -----------
Hicksville, NY          Principal executive office      1,500        Month-to-month              $16,200

Costa Mesa, CA          Offices                         2,400        December 1997               $32,640

Costa Mesa, CA          Commissary/Company              4,400        November 1998;              $53,250
                        store                                        renewable for two
                                                                     successive five-
                                                                     year terms

Costa Mesa, CA          Storage space                     900        July 1997;                  $ 7,800
                                                                     renewable for two
                                                                     successive one-
                                                                     year terms

Costa Mesa, CA          Company store                   1,750        March 1998;                 $54,700
                                                                     renewable for two
                                                                     successive five-
                                                                     year terms

Laguna Niguel,          Company store                   1,600        March 1999;                 $44,800
CA                                                                   renewable for one
                                                                     additional five-
                                                                     year term

Scottsdale, AZ          Company store                   1,960        December 2005;              $31,400
                                                                     renewable for one
                                                                     additional five-year
                                                                     term

Mesa, AZ                Company store                   2,200        January 2006;               $27,600
                                                                     renewable for two
                                                                     successive five-
                                                                     year terms

Park City, Utah         Company store                   2,335        October 2005;               $57,800
                                                                     renewable for two
                                                                     successive five-
                                                                     year terms


ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Prior to the Company's initial public offering, there was no established trading market for the Company's securities. On May 7, 1996, the Company's Common Stock and Class A Redeemable Common Stock Purchase Warrants commenced quotation on the Nasdaq SmallCap Market ("Nasdaq") under the symbols "BIGC" and "BIGCW," respectively. The following table sets forth the high and low bid prices for the Common Stock and Warrants as reported by Nasdaq for the periods indicated. The prices represent inter-dealer quotations, which do not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.


      Period                  Common Stock($)            Warrants($)
-------------------        ---------------------     --------------------
   1996                      High        Low           High         Low
   ----                      ----        ---           ----         ---

   Fourth Quarter           7-3/8       2-1/2          3-1/2        1
   Third Quarter           10-1/2       7              4-1/4        2-3/4
   Second Quarter           9-5/8       7-1/2          5            2-1/2
   (from May 7, 1996)


     On March 14, 1997, the last sales prices for the Common Stock and Warrants as reported by Nasdaq were $4-1/2 and $3-1/4, respectively.

     As of March 14, 1997, there were 33 and 9 holders of record of the Company's Common Stock and Warrants, respectively. The Company believes that there are in excess of 500 beneficial holders of its Common Stock.

Dividends

     The Company has never paid any cash dividends on its Common Stock and it is currently the intention of the Company not to pay cash dividends on its Common Stock in the foreseeable future. Management intends to reinvest earnings, if any, in the development and expansion of the Company's business. Any future declaration of cash dividends will be at the discretion of the Board of Directors and will depend upon the earnings, capital requirements and financial position of the Company, general economic conditions and other pertinent factors.

Recent Sales of Unregistered Securities

     During the year ended December 31, 1996 and through March 14, 1997, the Company made the following sales of unregistered securities:


                                                             Consideration
                                                              Received and                               If Option,
                                                             Description of                              Warrant or
                                                            Underwriting or                             Convertible
                                                            Other Discounts           Exemption          Security,
                                                            to Market Price              from            Terms of
                                                 Number       Afforded to            Registration       Exercise or
Date of Sale           Title of Security          Sold        Purchasers              Claimed           Conversion
------------           -----------------          ----         ----------              -------          ----------

1/96 - 12/96            options to               32,000     options granted - no         4(2)         exercisable for
                        purchase                            consideration                             ten years from
                        Common Stock                        received by                               date of grant
                        granted to                          Company until                             at exercise
                        employees                           exercise                                  prices ranging
                                                                                                      from $3.25 to
                                                                                                      $8.50

3/31/96                 Common Stock             15,000     restricted stock             4(2)         N/A
                                                            issued to employee

5/13/96                 Common Stock            181,250     assets of two                4(2)         N/A
                                                            franchises

12/19/96                Common Stock             54,055     assets of franchise          4(2)         N/A

12/31/96                Common Stock             60,952     assets of franchise          4(2)         N/A

2/1/97                  Common Stock              8,264     assets of franchise          4(2)         N/A

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes hereto. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Forward-Looking Statements

     When used in the Form 10-KSB and in future filings by the Company with the Securities and Exchange Commission, the words or phrases "will likely result," "management expects" or "the Company expects," "will continue," "is anticipated," "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Selected Financial Data

                                             Years Ended December 31,
                                         -------------------------------
SUMMARY OF OPERATIONS:                   1996                    1995
                                         ----                    ----
Total revenues                       $2,414,976                 $1,550,255

Net income (loss)                    $(2,537,451)               $(826,849)

Net income (loss) per common share   $(.61)                     $(.28)

Weighted average common
  shares outstanding                  4,174,061                  3,000,000

YEAR-END FINANCIAL POSITION:

Working capital (deficit)           $1,251,022                 $(795,936)

Total assets                        $3,502,239                 $1,137,631

Total liabilities                   $823,639                   $1,210,785

Stockholders' equity (deficit)      $2,678,600                 $(73,154)



Results of Operations

     Revenues for the year ended December 31, 1996 were $2,414,976, compared to $1,550,255 for the year ended December 31, 1995, a 55.8% increase. This increase was attributable to gains in the following areas: store and commissary products sales, franchise fees, royalty income, and interest income. Store and commissary products sales were $1,888,306 for the year ended December 31, 1996, compared to $1,486,054 for the year ended December 31, 1995, a 27.1% increase. This increase was due to the maturing of Company-owned retail operations, the acquisition of two new retail stores in the latter part of 1996, the growth of the wholesale business and increased commissary sales to franchise stores which opened in 1996. Franchise fee income was $309,250 for the year ended December 31, 1996, compared to $40,000 for the year ended December 31, 1995, a 673.1% increase. Revenue under franchise agreements generally is recognized when the franchise stores are opened. Eleven stores opened during 1996 (one store left the franchise system). Royalty income was $126,820 for the year ended December 31, 1996, compared to $22,147 for the year ended December 31, 1995, a 472.6% increase. This was due to the maturing of operations of existing franchise stores and the initial operations of new franchise stores that opened in 1996. Interest income for the year ended December 31, 1996 was $75,634, resulting from the cash proceeds of the initial public offering, which were deposited into interest bearing accounts.

     The Company had unearned franchise fee income of $263,750 as of December 31, 1996, compared to $309,250 as of December 31, 1995. Unearned franchise fee income represents non-refundable franchise fees which will be recognized as revenue as the related franchise stores are opened. In 1996, the Company entered into four new franchise agreements and two new area development agreements (one twelve store agreement and one three store agreement), none of which stores were opened by December 1996. During 1995, the Company signed three individual franchise agreements and entered into three area development agreements (each having three store territories). One of these three store area development agreements was terminated in 1996.

     Cost of sales were $1,029,955, representing 54.5% of net sales for the year ended December 31, 1996, compared to $667,394 or 44.9% for the year ended December 31, 1995. The increase in cost of sales as a percentage of sales was primarily attributable to an increase in sales from the commissary to the franchisees and increased sales from the wholesale business which generally represent a lower gross profit percentage. The increase in cost of sales of $362,561 was primarily due to increased store revenues resulting from the additional stores acquired, increased wholesale business and increased sales to franchisees.

     Selling, general and administrative expenses (SG&A) were $3,163,820 for the year ended December 31, 1996, an 88.1% increase from $1,681,892 for the year ended December 31, 1995. This increase was primarily due to: a $564,177 increase in salaries from $674,443 in 1995 to $1,238,620 in 1996, resulting from the hiring of management and administrative level personnel and increases in officers' salaries; and increases of $172,104 in advertising, $90,761 in insurance, $209,123 in professional fees and $46,057 in travel expenses that were mandated by a growing business.

     Amortization of debt discount on the promissory notes ("Bridge Notes") issued in January 1996 in connection with the Company's $1,000,000 private financing ("Bridge Financing") for the year ended December 31, 1996 was $683,542. There was no such amortization for the prior year (see Liquidity and Capital Resources and Notes to Financial Statements).

     Interest expense increased by $47,292 during the year ended December 31, 1996 due to the interest on the $1,000,000 of Bridge Financing, shareholders loans and capital lease obligations.

     The net loss for the year ended December 31, 1996 was $2,537,451, compared to a net loss of $826,849 for the year ended December 31, 1995. The primary reasons for the current year loss were due to the amortization expense of the Bridge Financing, and increases in officers and operating salaries, interest, advertising, professional fees, insurance, travel, storage and distribution expenses.


Liquidity and Capital Resources

     Prior to May 1996, the Company funded its operating losses and capital expenditures primarily through capital contributions, shareholder loans and the Bridge Financing. In May 1996, the Company completed its initial public offering, at which time it received net proceeds of approximately $4,100,000, $1,000,000 of which was used to repay the Bridge Notes and $375,000 of which was used to repay a portion of shareholder loans.

     Cash and United States Treasury Bills at December 31, 1996 were $1,661,026, compared to $37,991 at December 31, 1995. This increase was attributable to the Company's receipt of proceeds from the initial public offering.

     Accounts receivable increased to $110,063 at December 31, 1996, from $19,580 at December 31,1995. This increase was primarily due to increases in commissary sales and the Company-owned stores' wholesale business.

     Inventory increased to $74,272 at December 31, 1996, from $47,933 at December 31, 1995. This increase was primarily due to more Company-owned stores and increases in commissary sales which require the Company to keep higher levels of inventory.

     Prepaid expenses and other current assets increased to $77,131 at December 31, 1996, from $9,572 at December 31, 1995. This increase was primarily due to increases in payments made on various insurance policies.

     The current portion of stockholder and partners' loans decreased to $87,468 at December 31, 1996, from $200,000 at December 31, 1995. This decrease was attributable to the partial repayment of such loans from proceeds the Company received from the initial public offering.

     The current portion of notes payable and capital lease obligations decreased to $51,918 at December 31, 1996, from $87,712 at December 31, 1995. The Company paid a portion of these notes from the proceeds of the initial public offering.

     The noncurrent portion of capital lease obligations increased to $132,926 at December 31, 1996, from $11,044 at December 31, 1995 due to the assumption of lease obligations upon the acquisition of two additional stores.

     The combination of accounts payable and accrued expenses decreased to $268,334 at December 31, 1996, from $314,050 at December 31, 1995. This decrease was primarily due to the Company making payments to suppliers on a more timely basis due to the availability of the proceeds from the initial public offering.

     At December 31, 1996, the Company had $1,251,022 of working capital and a current ratio of 2.9 to 1, principally due to the proceeds received from the initial public offering.

     The Company's operating activities used net cash of $1,960,103 during the year ended December 31, 1996, as compared to net cash used in operations of $280,646 for the year ended December 31, 1995. This increase was primarily due to the increase of the Company's net loss, which was funded from the proceeds of the Bridge Financing and the initial public offering.

     Although the Company has no present need to raise additional capital to support its existing operations, the Company does believe it will need to obtain financing from outside sources to support its plans for growth. The Company is exploring its ability to obtain financing for potential acquisitions and the establishment of new Company-owned stores.

     The  Company   anticipates   increasing  revenues  and  thereby  generating
operating cash flow in the future by taking the following actions:

         Increasing Product Sales. The Company intends to open new Company-owned retail stores and expects increased sales from its commissary in California to new franchise stores. The Company has centralized its wholesale business activity for its California Company-owned stores and expects this business to grow due to an increase in name recognition, product acceptance and additional sales efforts.

         Expanding Franchise Operations. The Company will continue to utilize capital to increase franchise sales by (i) advertising in national and regional publications and business magazines, (ii) creating additional sales material such as a video and direct mail piece and (iii) hiring additional sales personnel. In January 1997, the Company hired a Vice President of Franchising who is responsible for expanding franchise operations in the middle and western United States. The Company expects to increase its franchise sales by opening or acquiring additional Company- owned flagship stores in markets that would generate interest for experienced multi-store developers to enter into area development agreements.

         Store Operations. The Company has hired experienced multi-unit food service operation personnel and intends to improve store operations and management.

         Making Acquisitions. The Company has completed the acquisition of three previously franchised stores in Scottsdale and Mesa, Arizona and in Park City, Utah. The Company intends to acquire other bagel stores or complementary types of retail outlets which provide entry into new markets.


ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Index to Financial Statements

                                                                          Page

Report of Independent Auditors............................................ F-1

Balance Sheets as of December 31, 1996 and 1995........................... F-2

Statements of Operations for the years ended
 December 31, 1996 and 1995................................................F-3

Statements of Stockholders' Equity (Capital Deficiency) for the years ended December 31, 1996 and 1995..........................................F-4

Statements of Cash Flows for the years ended
 December 31, 1996 and 1995................................................F-5

Notes to Financial Statements..............................................F-6


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors
Big City Bagels, Inc.
Hicksville, New York


         We have audited the accompanying balance sheets of Big City Bagels, Inc. as at December 31, 1996 and December 31, 1995, and the related statements of operations, changes in stockholders' equity (capital deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Big City Bagels, Inc. at December 31, 1996 and December 31, 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ Richard A. Eisner & Company, LLP
------------------------------------
Richard A. Eisner & Company, LLP

New York, New York
February 26, 1997

                              BIG CITY BAGELS, INC.

                                 BALANCE SHEETS


                                                            December 31,
                                                    -------------------------
         A S S E T S                                    1996            1995
                                                    -----------   ------------
Current assets:
   Cash and cash equivalents .....................  $   654,856   $    37,991
   Investments in United States Treasury bills ...    1,006,170
   Accounts receivable ...........................      110,063        19,580
   Inventory .....................................       74,272        47,933
   Prepaid expenses and other current assets .....       77,131         9,572
                                                    -----------   -----------
          Total current assets ...................    1,922,492       115,076

Fixed assets, net of accumulated
   depreciation ..................................    1,239,478       934,378
Intangible assets, net of accumulated
   amortization ..................................      300,699        31,230
Deferred registration costs ......................       25,000
Security deposits ................................       39,570        31,947
                                                    -----------   -----------
          T O T A L ..............................  $ 3,502,239   $ 1,137,631
                                                    ===========   ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                                (CAPITAL DEFICIENCY)

Current liabilities:
   Stockholder loans ............................  $    87,468   $   200,000
   Notes payable ................................       68,947
   Capital lease obligations ....................       51,918        18,765
   Unearned franchise fee income ................      263,750       309,250
   Accounts payable .............................      208,011       278,390
   Accrued expenses .............................       60,323        35,660
                                                   -----------   -----------
          Total current liabilities .............      671,470       911,012

Deferred rent payable ...........................       19,243        26,261
Capital lease obligations, noncurrent ...........      132,926        11,044
Stockholder loans, noncurrent ...................      262,468
                                                   -----------   -----------
          Total liabilities .....................      823,639     1,210,785
                                                   -----------   -----------
Commitments

Stockholders' equity (capital deficiency):
   Preferred stock; $.001 par value;
     1,000,000 shares authorized; no
     shares outstanding
   Common stock; $.001 par value;  10,000,000
    shares  authorized;  4,923,757 and
    2,818,750   shares issued and  outstanding at
    December 31, 1996 and December 31, 1995,
    respectively ...............................        4,924         2,819
   Additional paid-in capital ..................    4,340,180       972,181
   Partners' capital ...........................      255,456
   Accumulated deficit .........................   (1,629,004)   (1,303,610)
   Unearned portion of compensatory stock ......      (37,500)
                                                   -----------   -----------
          Total stockholders' equity
            (capital deficiency) ...............    2,678,600       (73,154)
                                                  ------------   -----------
          T O T A L ............................  $ 3,502,239   $ 1,137,631
                                                  ============  ============

   The accompanying notes to financial statements are an integral part hereof.

                              BIG CITY BAGELS, INC.

                            STATEMENTS OF OPERATIONS

                                                         Year Ended
                                                         December 31,
                                                  ----------------------------
                                                     1996            1995
                                                  -----------      -----------
Revenues:
   Product sales by company owned stores. . . .  $ 1,483,493       $1,313,297

   Product sales to franchisees and others. . .      404,813          172,757

   Franchise fees . . . . . . . . . . . . . . .      309,250           40,000

   Royalty income . . . . . . . . . . . . . . .      126,820           22,147

   Interest income. . . . . . . . . . . . . . .       75,634

   Other income . . . . . . . . . . . . . . . .       14,966            2,054
                                                 -----------       ----------
          Total revenues. . . . . . . . . . . .    2,414,976        1,550,255


Costs and expenses:
   Cost of sales. . . . . . . . . . . . . . . .    1,029,955          667,394

   Selling, general and administrative expenses    3,163,820        1,681,892

   Amortization of debt discount. . . . . . . .      683,542

   Interest expense . . . . . . . . . . . . . .       75,110           27,818
                                                 -----------      -----------
          Total costs and expenses. . . . . . .    4,952,427        2,377,104
                                                 -----------      -----------

NET (LOSS). . . . . . . . . . . . . . . . . . .  $(2,537,451)      $ (826,849)
                                                 ============    =============

Net (loss) per common share . . . . . . . . . .     $(.61)          $(.28)
                                                   =======         =======

Weighted-average common shares
   outstanding. . . . . . . . . . . . . . . . .   4,174,061        3,000,000
                                                  =========        =========



   The accompanying notes to financial statements are an integral part hereof.

                              BIG CITY BAGELS, INC.

             STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

                                                                                                   Unearned Portion of
                                      Common Stock     Additional                                   Compensatory Stock
                                  ------------------    Paid-in    Partners' Accumulated   Treasury  -----------------
                                    Shares   Amount     Capital    Capital     Deficit      Stock    Shares    Amount       Total
                                  --------   ------   ----------  ---------  ------------ ---------  ------    ------    -----------

Balance - January 1, 1995. . . .  2,593,250  $2,819   $  978,181  $ 408,515  $  (629,820) $ (24,000)                     $  735,695

Purchase of treasury stock . . .    (56,375)                                                 (6,000)                         (6,000)

Reissuance of treasury stock . .    281,875              (6,000)                             30,000                          24,000

Net (loss) . . . . . . . . . . .                                   (153,059)    (673,790)                                  (826,849)
                                 ----------  ------    ---------  ----------  -----------   --------  ------  --------  ------------
Balance - December 31, 1995. . .  2,818,750   2,819      972,181    255,456   (1,303,610)    - 0 -                          (73,154)

Issuance of Bridge units and
   warrants. . . . . . . . . . .    500,000     500      683,042                                                            683,542

Exchange of partnership interests
   for common stock. . . . . . .    181,250     181      500,565  (211,199)                                                 289,547

Termination of S corporation
   status. . . . . . . . . . . .                      (2,167,800)              2,167,800                                     - 0 -

Shares issued through public
   offering. . . . . . . . . . .  1,293,750   1,294    4,137,315                                                          4,138,609

Shares issued as compensation. .     15,000      15       59,985                                      15,000   $(60,000)     - 0 -

Options issued as compensation .                          40,000                                                             40,000

Issuance of common stock for
   acquisition of franchise
   stores . . . . . . . . . . .    115,007      115      114,892                                                            115,007

Amortization of compensatory
   stock  . . . . . . . . . . .                                                                                 22,500       22,500

Net (loss) . . . . . . . . . .                                    (44,257)    (2,493,195)                                (2,537,451)

                                 ---------   ------ -----------  ---------   ------------  -------- -------   --------- ------------
BALANCE - DECEMBER 31, 1996. .   4,923,757   $4,924 $ 4,340,180  $  - 0 -    $(1,629,004)  $ - 0 -   15,000   $(37,500) $ 2,678,600
                                 =========   ====== ===========  =========   ============  ======== =======   ========= ============





   The accompanying notes to financial statements are an integral part hereof.

                              BIG CITY BAGELS, INC.
                            STATEMENTS OF CASH FLOWS

                                                             Year Ended
                                                             December 31,
                                                      ------------------------
                                                         1996          1995
                                                      ----------    ----------
Cash flows from operating activities:
   Net (loss)  .....................................  $(537,451)    $(826,849)
   Adjustments to reconcile net (loss) to net
    cash (used in) operating activities:
     Depreciation and amortization .................    155,166       115,862
     Amortization of debt discount .................    683,542
     Issuance of common stock for compensation .....     22,500
     Issuance of compensatory stock options ........     40,000
     (Increase) decrease in:
       Interest receivable on United States
        Treasury bills .............................    (21,135)
       Accounts receivable .........................   (102,970)       (5,607)
       Inventory ...................................    (26,339)         (753)
     Prepaid expenses and other current assets .....    (67,559)         (238)
       Security deposits ...........................     (7,623)       (1,922)
     Increase (decrease) in:
       Accounts payable ............................    (70,379)      170,855
       Accrued expenses ............................     24,663        18,788
       Unearned franchise fee income ...............    (45,500)      244,250
       Deferred rent payable .......................     (7,018)        4,968
                                                     -----------    ----------
          Net cash (used in) operating activities .. (1,960,103)     (280,646)
                                                     -----------    ----------
Cash flows from investing activities:
   Acquisition of franchises ......................     (50,000)
   Purchases of fixed assets ......................     (81,864)      (54,181)
   Purchase of United States Treasury bills .......  (1,231,842)
   Sales of United States Treasury bills ..........     246,807
                                                    ------------    ----------
          Net cash (used in) investing activities .  (1,116,899)      (54,181)
                                                    ------------    ----------
Cash flows from financing activities:
   Proceeds from public offering ..................   4,163,609
   Proceeds from (repayment of) stockholder loans .    (375,000)      253,468
   Proceeds from notes payable ....................     101,648
   Repayment of notes payable .....................     (94,742)       (2,892)
   Purchase of treasury stock .....................      (6,000)
   Deferred registration costs ....................     (25,000)
   Proceeds from Bridge loan and rights to
    receive bridge units ..........................   1,000,000
   Repayment of Bridge loan .......................  (1,000,000)
                                                    ------------   ----------
         Net cash provided by financing activities.   3,693,867       321,224
                                                    ------------   ----------
NET INREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     616,865       (13,603)

Cash and cash equivalents - beginning of year .....      37,991        51,594
                                                    -----------    ----------
CASH AND CASH EQUIVALENTS - END OF YEAR ........... $   654,856    $   37,991
                                                    ===========    ==========
Supplemental disclosure of cash flow
 information: Cash paid during the year for:
     Interest ..................................... $    49,006    $    2,795
     Income taxes .................................       1,925         3,578
Supplemental schedule of noncash activities:
   Franchise costs acquired by the issuance of
    181,250 shares of common stock for the
    partnership interest of Pumpernickel Partners,
    L.P. and the capital stock of Bagel Partners, Inc.  289,547
   Compensatory issuance of common stock ..........      60,000
   In October 1996, the Company  acquired
    all of the assets of two franchises for the following:
      Forgiveness of outstanding accounts
       receivable ................................  $    12,487
      Issuance of 115,007 shares of common stock .      115,007
      Assumption of capital lease obligations ....      180,830
                                                    -----------
                                                        308,324
       Cash paid ..................................      50,000
                                                    -----------
         Total amount attributed to fixed assets .. $   358,324
                                                    ===========

   The accompanying notes to financial statements are an integral part hereof.
                                       F-5

                              BIG CITY BAGELS, INC.

                          NOTES TO FINANCIAL STATEMENTS


(NOTE A) - The Company and Basis of Presentation:

     The Company operates and franchises retail bagel stores and sells its products wholesale to commercial accounts and food service operators. In May 1996, the Company effected a 28,187.5 for 1 stock split of its common stock in the form of a stock dividend payable to shareholders of record on April 1, 1996. The accompanying financial statements reflect the stock split retroactively.

     The accompanying financial statements for the periods through May 13, 1996 include the combined accounts of the Company and two affiliated companies which were under common control. On May 13, 1996, the Company acquired the two affiliated entities for 181,250 shares of its common stock. The transaction was accounted for as purchase of the interests of the unaffiliated owners of the acquired entities resulting in an excess of the fair value of shares issued over the fair value of the unaffiliated parties interests of $289,547, which amount was assigned to franchise costs. The shares issued to affiliated parties were valued at the book amount of their interests. All significant intercompany balances and transactions were eliminated in combination.


(NOTE B) - Summary of Significant Accounting Policies:

         [1]      Inventory:

                  Inventory is stated at the lower of cost (first-in, first-out) or market.

         [2]      Depreciation:

                  Fixed   assets   are   stated   at  cost,   less   accumulated
depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets.

         [3]      Franchise fees:

                  Franchise fees include fees earned from area development agreements and franchise agreements.

                  Under an area development agreement, a developer purchases the right to develop a specified area for future franchises. Area development fees are recognized as revenue on a pro rata basis as each store in the area is opened.

(continued)

                              BIG CITY BAGELS, INC.

                          NOTES TO FINANCIAL STATEMENTS


(NOTE B) - Summary of Significant Accounting Policies:  (continued)

         [3]      Franchise fees:  (continued)

                  Generally, franchise agreements provide for a franchise fee of $30,000 for a franchisee's first store and $25,500 for subsequent stores. A deposit is required at the signing of the franchise agreement and the balance is payable when the franchisee obtains a lease commitment for the site. The Company's initial obligations under the franchise agreement are to provide operational guidelines and manuals, to assist in and approve the proposed site selection and to provide training to the franchisee. Revenues are recognized when substantially all material obligations have been provided, historically upon opening of the respective store.

         [4]      Royalty income:

                  Franchise agreements provide for royalties of 4% of gross sales, which are recognized as income when earned.

         [5]      Cash and cash equivalents:

                  The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

         [6]      Long-lived assets:

                  In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Company records impairment losses on long-lived assets used in operations, including intangible assets, when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No such losses have been recorded through December 31, 1996.

         [7]  Use of estimates:

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


(continued)

                              BIG CITY BAGELS, INC.

                          NOTES TO FINANCIAL STATEMENTS


(NOTE B) - Summary of Significant Accounting Policies:  (continued)

         [8]      Stock-based compensation:

                  During 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The provisions of SAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB No. 25 in accounting for its stock option incentive plans (see Note J).

         [9]      Net loss per share:

                  Net loss per share is calculated using the weighted-average number of shares of common stock outstanding during each period retroactively adjusted for the 28,187.5 to 1 split and the shares issued for affiliated entities described in Note A. Common stock issuable upon the exercise of stock options and warrants is not included in the calculation as the effect would be antidilutive.


(NOTE C) - Fixed Assets:

         Fixed assets consist of the following:

                                      December 31,
                                 ---------------------
                                     1996        1995         Life
                                 ----------- ---------    --------------

Furniture and fixtures. . . .    $  297,518  $  284,482   7 to 15 years
Machinery and equipment . . .       660,905     413,004   5 to 15 years
Leasehold improvements. . . .       577,651     398,988   Life of leases
                                 ----------  ----------
          T o t a l . . . . .     1,536,074   1,096,474

Less accumulated depreciation       296,596     162,096
                                -----------  ----------
          B a l a n c e . . .    $1,239,478  $  934,378
                                ===========  ==========

(continued)

                              BIG CITY BAGELS, INC.

                          NOTES TO FINANCIAL STATEMENTS

(NOTE D) - Intangible Assets:

         Intangible assets at cost, are amortized using the straight-line method and consist of the following:

                                            December 31,
                                        -------------------
                                           1996      1995      Life
                                        --------   --------  ---------
         Franchise costs . . . . . . .  $289,547             15 years
         Organization cost . . . . . .    48,099   $48,099    5 years
         Trademark costs . . . . . . .     3,000     3,000   15 years
                                        --------   -------   ---------
                   T o t a l . . . . .   340,646    51,099

         Less accumulated amortization    39,947    19,869
                                        --------   -------
                   B a l a n c e . . .  $300,699   $31,230
                                        ========   =======

(NOTE E) - Capital Lease Obligations:

Capital lease obligations consist of the following:

                                                          December 31,
                                                  ------------------------
                                                    1996             1995
                                                  ---------        -------
Equipment leases collateralized
by certain equipment,  bearing interest
at rates from 11% to 22% and requiring
aggregate monthly payments of $7,435
through April 2001  . . . . . . . . . .           $184,844         $29,809

Less current portion. . . . . . . . . .             51,918          18,765
                                                  --------         -------
Long-term portion .. . . . . . . . . . .          $132,926         $11,044
                                                  ========         =======

Future maturities at December 31, 1996 are as follows:

                           Year Ending
                           December 31,                  Amount
                          -------------                ---------
                              1997 . . . . . . . . . .  $ 51,918
                              1998 . . . . . . . . . .    47,754
                              1999 . . . . . . . . . .    55,816
                              2000 . . . . . . . . . .    25,592
                              2001 . . . . . . . . . .     3,764
                                                       ---------
                                     T o t a l . . . .  $184,844
                                                       =========

(continued)

                              BIG CITY BAGELS, INC.

                          NOTES TO FINANCIAL STATEMENTS


(NOTE F) - Stockholder Loans:

     Stockholder loans are payable in monthly installments aggregating $12,000 including interest at 10% commencing January 1, 1997.


(NOTE G) - Commitments:

         [1]      Operating leases:

                  The Company leases its commissary space and store locations under various operating leases which expire between December 1997 and January 2006. Future minimum rental payments as of December 31, 1996 are approximately as follows:

                  Year Ending
                  December 31,                         Amount
                  ------------                      ----------
                     1997. . . . . . . . . . . . .  $  265,955
                     1998. . . . . . . . . . . . .     228,377
                     1999. . . . . . . . . . . . .      99,427
                     2000. . . . . . . . . . . . .      74,549
                     2001. . . . . . . . . . . . .      74,549
                     Thereafter. . . . . . . . . .     301,000
                                                    ----------
                             T o t a l . . . . . .  $1,043,857
                                                    ==========

                  Rent expense for the years ended December 31, 1996 and December 31, 1995 was $198,142 and $170,526, respectively. Rent expense under the Company's lease for its commissary and one store, which provides for scheduled rent increases, is recognized on a straight-line basis over the term of the lease.

         [2]      Employment agreements:

                  The Company has entered into three year employment agreements, effective as of January 1, 1996 with two officers providing for aggregate annual salaries of $330,000 with annual increments of 10%.

                  The Company has also entered into agreements with two employees, one of which provides for an annual salary of $105,000 through December 31, 1998 and the other of which provides for an annual salary of $100,000 through May 15, 1997.

(continued)

                              BIG CITY BAGELS, INC.

                          NOTES TO FINANCIAL STATEMENTS


(NOTE H) - Income Taxes:

         The Company has a deferred tax asset of approximately $500,000 at December 31, 1996 which is attributable principally to net operating loss carryforward. The deferred tax asset is fully reserved because the realization of such benefit could not be established. Prior to May 7, 1996, Big City qualified as an S corporation for federal and state income tax purposes and an affiliated entity (Note A) was taxed as a partnership. Accordingly, all losses incurred by the companies prior to May 7, 1996 were reportable by the stockholders and partners and are not available as carryforwards to the Company.


(NOTE I) - Franchises:

         During 1996 the Company entered into franchise agreements for nineteen stores, none of which were opened as of December 31, 1996. During 1995 the Company entered into franchise agreements for twelve stores, of which nine were opened in 1996. At December 31, 1996 there were eight franchised stores and six Company owned stores in operation. Deferred franchise fees at December 31, 1996 and December 31, 1995 represent fees received in advance of store openings.

         Effective October 1996, the Company repurchased two previously sold franchise stores for an aggregate of $50,000 cash, 115,007 shares of the Company's common stock valued at $115,007 and the assumption of capital lease obligations aggregating $181,000. Assets acquired consisted of machinery and equipment and leasehold improvements. The results of operations include the activities of these stores from the acquisition date.

         The following unaudited pro forma data gives effect to the above acquisitions as though they had occurred upon the opening of the franchise stores (March and April 1996).

                                            Year Ended
                                           December 31,
                                               1996
                                          -------------
         Total revenues. . . . . . . . . .  $ 2,627,180

         Net loss. . . . . . . . . . . . .   (2,749,763)

         Net loss per common share . . . .     $(.65)

         The unaudited pro forma information is not necessarily indicative of results of operations that would have occurred had the acquisitions been made upon the opening of the stores, or of future results of operations of the Company.

(continued)

                              BIG CITY BAGELS, INC.

                          NOTES TO FINANCIAL STATEMENTS


(NOTE J) - Common Stock:

         [1]      Stock options:

                  The Company applies APB No. 25 in accounting for its stock option incentive plan and, accordingly, recognizes compensation expense for the difference between the fair value of the underlying common stock and the grant price of the option at the date of grant. The effect of applying SFAS No. 123 on 1996 pro forma net loss is not necessarily representative of the effects on reported net loss for future years due to, among other things, (1) the vesting period of the stock options and the (2) fair value of additional stock options in future years. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company's net loss in 1996 would have been approximately $2,582,000 or $0.62 per share. The weighted-average fair value of the options granted during 1996 are estimated as $2.65 per share on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%, volatility of 70%, risk-free interest rate of 6.18% and expected life of six years.

                  The Company adopted its 1996 Performance Equity Plan (the "Plan") which provides for the issuance of awards of up to 350,000 shares of common stock to employees, officers, directors and consultants. The awards, which generally vest over four years, may consist of incentive stock options, nonqualified options, restricted stock awards, deferred stock awards, stock appreciation rights and other awards as described in the Plan. In March 1996, the Company granted a restricted stock award of 15,000 shares of common stock vesting in March 1998, to an employee. At December 31, 1996 the Company has reserved 335,000 shares of common stock for issuance under the Plan.

                  Additional information with respect to the Plan's activity is summarized as follows:

                                                           Weighted-
                                                            Average
                                                            Exercise
                                                 Shares     Price
                                                 -------    --------
         Options granted during 1996 and
            outstanding at December 31, 1996. .  32,000     $3.93
                                                 =======
         Options exercisable at December 31,
            1996. . . . . . . . . . . . . . . .   2,000     $8.50
                                                 =======
(continued)

                              BIG CITY BAGELS, INC.

                          NOTES TO FINANCIAL STATEMENTS


(NOTE J) - Common Stock:  (continued)

         [1]      Stock options:  (continued)

                  The following table summarizes information about stock options outstanding and exercisable at December 31, 1996:

                       Options Outstanding
                 ---------------------------------
                              Weighted-               Options Exercisable
                               Average              ------------------------
                              Remaining  Weighted-                Weighted-
                             Contractual Average                  Average
Range of         Number          Life    Exercise    Number       Exercise
Exercise Price  Outstanding   (in Years)  Price    Exercisable     Price
--------------  -----------  ----------- --------  -----------   -----------
$3.25 to $4.00    30,000        10.2      $3.63

    $8.50          2,000         9.5       8.50       2,000        $8.50
                --------                           --------
                  32,000        10.1      $3.93       2,000        $8.50
                ========                           ========

                  At December 31, 1996, options for 303,000 shares of common stock were available for future grant under the Plan.

         [2]      Warrants and unit purchase options:

                  As at December 31, 1996, the Company has the following warrants and unit purchase options outstanding:

                           Shares Reserved  Exercise   Expiration
                             for Issuance     Price       Date
                           ---------------  --------  ------------
Class A warrants (i) (ii).   1,793,750       $4.50    May 7, 2000
Class B warrants (ii). . .     250,000        8.00    May 7, 2000
Unit purchase option (iii)     225,000       (iii)    May 7, 2001

          (i) Consists of 1,293,750 warrants included in the units issued in connection with the initial public offering and 500,000 warrants included in the bridge units (Note K).

          (ii) Redeemable at $.05 per warrant providing the market value of the Company common stock reaches certain levels.

          (iii)The underwriters were issued a purchase option for 112,500 units, each unit consisting of one share of common stock and one warrant. The unit purchase option is exercisable at a price of $4.80 per unit. The warrant included in the unit is exercisable for one share of common stock at a price of $4.50 per share. Both the unit purchase option and the underlying warrant expire May 7, 2001. (continued)

                              BIG CITY BAGELS, INC.

                          NOTES TO FINANCIAL STATEMENTS

(NOTE K) - Bridge Financing:

         In January 1996, the Company completed a bridge financing, pursuant to which it issued (i) an aggregate of $1,000,000 principal amount of promissory notes, which bear interest at the rate of 8% per annum and (ii) the right to receive upon the completion of the public offering an aggregate of 500,000 bridge units and 500,000 Class B redeemable common stock purchase warrants ("Class B warrants"). Each bridge unit consists of one share of common stock and one Class A warrant. Two Class B warrants, together, will entitle the holder to purchase one share of common stock for $8.00 through May 7, 2000. The units and warrants were valued at $684,000 and were accounted for as a debt discount which was fully amortized as of the consummation of the public offering. The promissory notes were repaid with the proceeds of the public offering.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  The information required by this item is incorporated by reference to the information included in the Company's definitive proxy statement in connection with the Annual Meeting of Shareholders to be held on June 10, 1997.

ITEM 10.  EXECUTIVE COMPENSATION

                  The information required by this item is incorporated by reference to the information included in the Company's definitive proxy statement in connection with the Annual Meeting of Shareholders to be held on June 10, 1997.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The information required by this item is incorporated by reference to the information included in the Company's definitive proxy statement in connection with the Annual Meeting of Shareholders to be held on June 10, 1997.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  The information required by this item is incorporated by reference to the information included in the Company's definitive proxy statement in connection with the Annual Meeting of Shareholders to be held on June 10, 1997.


                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits Filed.

                  See Exhibit Index appearing later in this Report.

         (b)      Reports on 8-K.

                  None.

                                   SIGNATURES

                  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 28, 1997                      BIG CITY BAGELS, INC.


                                           By:  /s/ Mark Weinreb
                                           -----------------------------------
                                           Mark Weinreb, Chairman of the Board
                                           and Chief Executive Officer


                  In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Mark Weinreb          Chairman of the Board, Chief          March 28, 1997
---------------------     Executive Officer and Chief
Mark Weinreb              Financial Officer (and principal
                          accounting officer)


/s/ Jerry Rosner          President and Director               March 28, 1997
---------------------
Jerry Rosner


/s/ Stanley Weinreb       Vice President and Director          March 28, 1997
---------------------
Stanley Weinreb


/s/ Stanley Raphael       Secretary and Director               March 28, 1997
---------------------
Stanley Raphael


/s/ Stephen J. Drescher   Director                             March 28, 1997
-----------------------
Stephen J. Drescher

                                  EXHIBIT INDEX


                                               Incorporated
                                               By Reference    No. in
Exhibit No.      Description                   from Document  Document  Page
-----------      -----------                   -------------  --------  ----

 2.1     Form of Agreement and Plan of ........      A
         Contribution among the Company and
         the partners of Pumpernickel Partners,
         L.P.

 3.1     Restated Certificate of Incorporation       A          3.1

 3.2     Restated By-laws ......................     A          3.2

 4.1     Form of Common Stock Certificate ......     A          4.1

 4.2     Form of Class A Warrant Certificate ...     A          4.2

 4.3     Form of Class A Warrant Agreement .....     A          4.3
         between Continental Stock Transfer &
         Trust Company and the Company

 4.4     Form of Class B Warrant ...............     A          4.4

10.1     Form of Financial Consulting ..........     A         10.1
         Agreement between the Company and
         the Underwriter

10.2     Employment Agreement between the ......     A         10.2
         Company and Mark Weinreb

10.3     Employment Agreement between the ......     A         10.3
         company and Jerry Rosner

10.4     1996 Performance Equity Plan ..........     A         10.4

10.5     Master Distribution Agreement, dated ..     A         10.5
         January 1, 1996, between the
         Company and Sysco Food Services of
         Los Angeles, Inc.

10.6     Form of Franchise Agreement ..........      A         10.6

10.7     Form of Area Development Agreement ...      A         10.7

27       Financial Data Schedule ..............      *         27          32


-------------------
*  Filed herewith.

A The Company's Registration Statement on Form SB-2 (No. 333-2154) declared effective by the Commission on May 7, 1996.