Form 10QSB
period 1997-03-31
BIG CITY BAGELS INC
filed 1997-05-15
CIK 1006708

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

   X        Quarterly report pursuant to section 13 or 15(d) of the Securities
 -----      Exchange Act of 1934 for the quarterly period ended March 31, 1997
                                                                --------------

            Transition report pursuant to Section 13 or 15(d) of the Securities
 -----      Exchange Act of 1934

            For the transition period from  __________ to __________

                         Commission File number 0-28058

                              BIG CITY BAGELS, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

            New York                                           11-3137508
----------------------------------                         --------------------
  (State or Other Jurisdiction of                            (I.R.S. Employer
   Incorporation of Organization)                           Identification No.)

                     99 Woodbury Road, Hicksville, NY 11801
                    (Address of Principal Executive Offices)

                                 (516) 932-5050
                 (Issuer's Telephone Number Including Area Code)


         ----------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, If Changed
                               Since Last Report)


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                                            Yes |X|   No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At May 9, 1997, Issuer had outstanding 4,932,021 shares of Common stock, par value $.001 per share.

                               Page 1 of 14 Pages
                             Exhibit Index - Page 13

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                              BIG CITY BAGELS, INC.
                                 BALANCE SHEETS





                                                                               March 31,1997             December 31,1996
                                                                              ---------------           ------------------
                         ASSETS
                        --------
Current Assets:
 Cash                                                                         $      127,213           $       654,856
 United States Treasury Bills                                                        985,713                 1,006,170
 Accounts Receivable                                                                 115,783                   110,063
 Inventory                                                                            67,841                    74,272
 Prepaid Expenses and Other Current Assets                                            74,532                    77,131
                                                                             -----------------         -----------------
     Total Current Assets                                                     $    1,371,082           $     1,922,492

Fixed Assets, Net of Accumulated Depreciation                                      1,290,966                 1,239,478
Intangible Assets, Net of Accumulated Amortization                                   293,668                   300,699
Security Deposits                                                                     50,981                    39,570
                                                                             -----------------         -----------------
     TOTAL                                                                    $    3,006,697           $     3,502,239
                                                                             =================         =================

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
                                          --------------------------------------
Current Liabilities:
Loan Payable                                                                  $      225,000           $             0
Stockholders' Loans                                                                   63,768                    87,468
Capital Lease Obligations                                                             48,144                    51,918
Unearned Franchise Fee Income                                                        329,250                   263,750
Accounts Payable                                                                     240,986                   208,011
Accrued Expenses                                                                      69,734                    60,323
                                                                             -----------------         -----------------
     Total Current Liabilities                                                $      976,882           $       671,470

Deferred Rent Payable                                                                 16,381                    19,243
Capital Lease Obligations, noncurrent                                                121,676                   132,926
                                                                             -----------------         -----------------
     Total Liabilities                                                        $    1,114,939           $       823,639
                                                                             -----------------         ------------------

Stockholders' Equity
  Preferred Stock $.001 par value;  1,000,000 shares
  authorized; no shares outstanding
Common Stock  $.001 par  value;  10,000,000  shares
  authorized;  4,932,021  and 4,923,757 shares issued
  and outstanding, at March 31, 1997; and
  December 31, 1996, respectively                                                         4,932                     4,924
Additional Paid-In Capital                                                         4,348,436                 4,340,180
Accumulated Deficit                                                               (2,431,610)               (1,629,004)
Unearned Portion of Compensatory Stock                                               (30,000)                  (37,500)
                                                                             -----------------         ------------------
     Total Stockholders' Equity                                                    1,891,758                 2,678,600
                                                                             -----------------         ------------------
     TOTAL                                                                    $    3,006,697           $     3,502,239
                                                                             =================         ==================

    The accompanying notes are an integral part of the financial statements.

                              BIG CITY BAGELS, INC.
                            STATEMENTS OF OPERATIONS


                                                                         Three Months Ended
                                                          March 31, 1997                     March 31, 1996*
                                                          ---------------                    --------------
REVENUES:
Product Sales by Company-Owned                         $       456,574                    $       334,295
  Stores
Product Sales to Franchisees and Others                        150,283                             86,622
Franchise Fees                                                       0                            120,000
Royalty Income                                                  43,354                             20,217
Interest Income                                                 17,480                              3,790
                                                      ----------------                   ----------------
     Total Revenues                                            667,691                            564,924
                                                      ----------------                   ----------------

COSTS AND EXPENSES:
 Cost of Sales                                                 358,656                            205,722
 Selling, General and Administrative                         1,098,673                            534,810
 Amortization of Debt Discount                                       0                            426,483
   on Bridge Loan
 Interest Expense                                               12,968                             30,552
                                                      ----------------                   ----------------
     Total Costs and Expenses                                1,470,297                          1,197,567
                                                      ----------------                   ----------------

NET (LOSS)                                            $      (802,606)                   $      (632,643)
                                                      ================                   ================

Net (Loss) Per Common Share                           $         (0.16)                   $         (0.21)
                                                      ================                   ================
Pro forma Weighted Average Common
        Shares Outstanding                                                                      3,000,000
                                                                                         ================
Weighted Average Common Shares
        Outstanding                                          4,929,175
                                                      ================



-----------

*    Reclassified to conform to current period presentation.


    The accompanying notes are an integral part of the financial statements.

                              BIG CITY BAGELS, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY





                                                                                                 Unearned Portion of
                                              Common Stock           Additional                  Compensatory Stock
                                              ------------            Paid-In     Accumulated    ------------------
                                          Shares         Amount       Capital       Deficit     Shares      Amount          Total
                                          ------         ------      ----------   -----------   ------      ------          -----
BALANCE, January 1, 1997                4,923,757     $  4,924     $ 4,340,180   $(1,629,004)   15,000   $ (37,500)    $  2,678,600

Issuance of Common Stock for
Acquisition of Franchise Store              8,264            8           8,256                                                8,264

Amortization of Compensatory Stock                                                                           7,500            7,500

Net Loss                                                                            (802,606)                              (802,606)
                                      -------------  -----------  -------------  ------------  -------- -----------    -------------

BALANCE, March 31, 1997                 4,932,021     $  4,932     $ 4,348,436   $(2,431,610)   15,000   $ (30,000)    $  1,891,758
                                      =============  ===========  =============  ============  ======== ===========    =============








    The accompanying notes are an integral part of the financial statements.

                              BIG CITY BAGELS, INC.
                              CASH FLOWS STATEMENTS
                      FOR THE THREE MONTHS ENDED MARCH 31,

                                                                                        1997                          1996
                                                                                        ----                          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                $             (802,606)        $           (632,643)
                                                                        -----------------------        ---------------------

Adjustments to Reconcile Net Loss to Net Cash Used in
Operating Activities:
   Depreciation and Amortization                                                         60,634                      33,488
   Amortization of Debt Discount on Bridge Loans                                              0                     426,483
   Issuance of Common Stock for Compensation                                              7,500                           0
   (Increase) Decrease in:
     Accounts Receivable                                                                 (5,720)                    (64,461)
     Inventory                                                                            6,431                         (81)
     Interest Receivable on U.S. Treasury Bills                                           5,542                           0
     Prepaid Expenses and Other Current Assets                                            2,599                      (8,750)
   Increase (Decrease) in:
     Unearned Franchise Fee Income                                                       65,500                      16,000
     Deferred Rent Payable                                                               (2,862)                          0
     Accounts Payable                                                                    32,975                    (126,529)
     Accrued Expenses                                                                     9,411                      27,489
                                                                        -----------------------       ---------------------
Total Adjustments                                                                       182,010                     303,639
                                                                        -----------------------       ---------------------
Net Cash Used in Operating Activities                                                  (620,596)                   (329,004)
                                                                        -----------------------       ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of Franchise Store                                                       (75,000)                          0
   Purchases of Fixed Assets                                                            (13,032)                    (30,351)
   Increase in Security Deposits                                                        (11,411)                          0
   Purchase of United States Treasury Bills                                            (243,880)                          0
   Sales of United States Treasury Bills                                                250,000                           0
                                                                        -----------------------       ---------------------
Net Cash Used in Investing Activities                                                   (93,323)                    (30,351)
                                                                        -----------------------       ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Deferred Registration Costs                                                                0                    (150,756)
   Proceeds from Bridge Loan                                                                  0                   1,000,000
   Proceeds from Loan Payable                                                           225,000                           0
   Repayment of Stockholder Loans                                                       (23,700)                       (235)
   Repayment of Notes Payable                                                           (15,024)                    (73,252)
   Promissary Note Receivable                                                                 0                     (15,000)
                                                                        -----------------------       ---------------------
Net Cash Provided by Financing Activities                                               186,276                     760,757
                                                                        -----------------------       ---------------------

NET INCREASE (DECREASE) IN CASH                                                        (527,643)                    401,402
Cash, Beginning of Period                                               $               654,856       $              37,991
                                                                        =======================       =====================
Cash, End of Period                                                     $               127,213       $             439,393
                                                                        =======================       =====================


                            (Continued on next page)

                              BIG CITY BAGELS, INC.
                        CASH FLOWS STATEMENTS (CONTINUED)
                      FOR THE THREE MONTHS ENDED MARCH 31,





Supplemental Disclosure of Cash Flow Information:
                                                                                                1997                   1996
                                                                                                ----                   ----
  Cash Paid During the Year for:
      Interest                                                                             $    12,633            $    33,563
      Income Taxes                                                                               1,900                  1,925

In February 1997, the Company acquired all of the assets of a franchisee for the following:
      Forgiveness of Outstanding Accounts Receivable                                       $     8,796
      Issuance of 8,264 Shares of Common Stock                                                   8,264
                                                                                          -------------
                                                                                                17,060
      Cash Paid                                                                                 75,000
                                                                                          -------------
                 Total Amount Attributed to Fixed Assets                                   $    92,060
                                                                                          ==============





















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

                  The information herein is unaudited. However, in the opinion of management, such information reflects all adjustments (consisting only of normal recurring accruals) necessary to make the financial statements not misleading. Additionally, it should be noted that the accompanying financial statements do not purport to contain complete disclosures in conformity with generally accepted accounting principles.

                  The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results of operations for the full year ending December 31, 1997. These statements should be read in conjunction with the Company's financial statements for the year ended December 31, 1996 appearing in the Company's Annual Report on Form 10- KSB.

(NOTE B) -        Bridge Financing:

                  In January 1996, the Company completed a bridge financing, pursuant to which it issued (i) an aggregate of $1,000,000 principal amount of promissory notes, which bear interest at the rate of 8% per annum ("Bridge Notes") and (ii) the right to receive upon the completion of the company's initial public offering ("Offering") an aggregate of 500,000 bridge units and 500,000 Class B Redeemable Common Stock Purchase Warrants ("Class B Warrants"). Each bridge unit consisted of one share of common stock and one Class A Redeemable Common Stock Purchase Warrant ("Class A Warrant"). Each Class A Warrant entitles the holder to purchase one share of Common Stock for $4.50 during the three-year period commencing one year after the Offering. Two Class B Warrants, together, will entitle the holder to purchase one share of common stock for $8.00 during the three-year period commencing one year after the completion of the Offering. The bridge units and Class B Warrants contain registration rights and the Company registered such securities simultaneously with the Offering. The bridge units and Class B Warrants have been valued at $684,000 and have been accounted for as a debt discount increasing the effective interest rate on the notes to 169%. The Bridge Notes were repaid with the proceeds of the Offering.

(NOTE C) -        Loan Payable:

                  In February and March 1997, the Company borrowed $225,000 against its investment in United States Treasury Bills. This short term borrowing, used in operations, enabled the Company to maintain its investments until maturity. This loan was repaid in April 1997.

(NOTE D) -        Common Stock Options:

                  Pursuant to the Company's 1996 Performance Equity Plan ("1996 Plan"), on March 31st of each calendar year during the term of the 1996 Plan, assuming there are enough shares then available for grant under the 1996 Plan, each person who is then a director of the Company will be awarded stock options to purchase 10,000 shares of Common Stock at the fair market value thereof (as determined in accordance with the 1996
                  Plan), all of which options are immediately exercisable as of the date of grant and have a term of ten years. These are the only awards which may be granted to a director of the Company under the 1996 Plan. On March 31, 1997, the directors of the Company were granted options to purchase an aggregate of 50,000 shares of Common Stock at an exercise price of $5.375 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Forward-Looking Statements

         When used in the Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission, the words or phrases "will likely result," "management expects" or "the Company expects," "will continue," "is anticipated," "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the result of any revisions which may be made to any forward- looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Results of Operations

         Revenues for the three months ended March 31, 1997, were $667,691, an 18% increase from revenues of $564,924 for the three months ended March 31, 1996. This increase was attributable to gains in the following areas: store and commissary product sales, royalty income and interest income. Store and commissary product sales increased $185,940, or approximately 44%, to $606,857 for the three months ended March 31, 1997 from $420,917 for the three months ended March 31, 1996. This increase was due to the maturing of Company-owned retail store operations, the acquisition of two new retail stores in the latter part of 1996, the acquisition of one new retail store in the first quarter of 1997, the growth of the wholesale business and increased commissary sales to franchise stores. There were no franchise fee revenues for the three months ended March 31, 1997, as compared with $120,000 of franchise fee revenues for the three months ended March 31, 1996, because no new franchise stores opened during this period. Revenue under franchise agreements is generally recognized when the franchise stores are opened. The Company has unearned franchise fee income of $329,250 at March 31, 1997, compared to $325,250 at March 31, 1996. Unearned franchise fee income represents non-refundable franchise fees which will be recognized as revenue as the related franchise stores are opened. Royalty income increased by $23,137, or 114%, to $43,354 from $20,217 in 1996. This was due to the maturing of operations of existing franchise stores and the commencement of operations of new franchise stores that opened in 1996. Interest income for the three months ended March 31, 1997 was $17,480, a 361% increase from the interest income for the three months ended March 31, 1996, resulting from the cash proceeds of the Company's initial public offering in May 1996, which were deposited into interest bearing accounts.

         During the three months ended March 31, 1997, the Company entered into one new franchise area development agreement (three stores), none of which stores were opened by March 31, 1997, as compared to a single store franchise agreement and a twelve store area development agreement for the three months ended March 31, 1996.

         Cost of sales were $358,656, representing 59% of net sales for the three months ended March 31, 1997 compared to $205,722 or 49% for the three months ended March 31, 1996. The increase in cost of sales as a percentage of sales was primarily attributable to an increase in sales from the commissary to the franchisees and increased sales from the wholesale business, which generally represent a lower gross profit percentage. The increase in cost of sales of $152,934 was primarily due to increased store revenues resulting from the additional stores acquired, increased wholesale business and increased sales to franchisees.

         Selling, general and administrative expenses (SG&A) were $1,098,673 for the three months ended March 31, 1997, a 105% increase from $534,810 for the three months ended March 31, 1996. This increase was primarily a result of: a $198,520 increase in salaries from $220,112 for the three months ended March 31, 1996 to $418,632 for the three months ended March 31, 1997, due to the hiring of management and administrative personnel and increases in officers' salaries; and increases of $31,377 in rent, $34,920 in advertising, $40,161 in insurance, and $69,676 in professional fees that were mandated by a growing business.

         Amortization of debt discount on the promissory notes ("Bridge Notes") issued in January 1996 in connection with the Company's $1,000,000 private financing ("Bridge Financing") for the three months ended March 31, 1996 was $426,483. There was no amortization of debt discount on Bridge Notes for the three months ended March 31, 1997.

         Interest expense decreased by $17,584 during the three months ended March 31, 1997 primarily due to the repayment of the $1,000,000 of Bridge Notes in May 1996.

         The net loss for the three months ended March 31, 1997 was $802,606, compared to a net loss of $632,643 for the three months ended March 31, 1996. The primary reasons for the current period loss were primarily due to the increases in officers and operating salaries, rent, advertising, insurance, professional fees, delivery, and depreciation expenses.

Liquidity and Capital Resources

         In May 1996, the Company completed its initial public offering, at which time it received net proceeds of approximately $4,100,000, of which $1,000,000 was used to repay the Bridge Notes and $375,000 of which was used to repay a portion of shareholder loans.

         Cash and United States Treasury Bills at March 31, 1997 were $1,112,926, compared to $1,661,026 at December 31, 1996. This decrease was attributable to the Company funding its operating losses and the Company's acquisition of one of its franchise stores.

         Accounts receivable increased to $115,783 at March 31, 1997, from $110,063 at December 31, 1996. This increase was primarily due to increases in commissary sales to franchisees and the Company's wholesale business.

         Inventory decreased to $67,841 at March 31, 1997, from $74,272 at December 31, 1996, due to tighter inventory controls.

         Prepaid expenses and other current assets as of March 31, 1997 have not changed significantly compared to December 31, 1996.

         During the three months ended March 31, 1997, the Company borrowed $225,000 against its investment in United States Treasury Bills, enabling the Company to maintain its investments until maturity.
This debt was repaid in April 1997.

         Shareholders' loans decreased to $63,768 at March 31, 1997 from $87,468 at December 31, 1996. This decrease was attributable to the scheduled repayment of these loans.

         The current portion of capital lease obligations decreased to $48,144 at March 31, 1997 from $51,918 at December 31, 1996 as a result of the Company making the required payments during this period.

         The noncurrent portion of capital lease obligations decreased to $121,676 at March 31, 1997 from $132,926 at December 31, 1996 as a result of the Company making the required payments during this period.

         The combination of accounts payable and accrued expenses increased to $310,720 at March 31, 1997 from $268,334 at December 31, 1996. This increase was primarily due to the growth of the Company.

         At March 31, 1997, the Company had $394,200 of working capital and a current ratio of 1.40 to 1.

         The Company's operating activities used net cash of $620,596 during the three months ended March 31, 1997, as compared to net cash used in operations of $329,004 for the corresponding period of the prior year. The $291,592 increase was primarily due to the increase of the Company's net loss, which was funded from the proceeds of the initial public offering.

         Although the Company has no present need to raise additional capital to support its existing operations, the Company does believe it will need to obtain financing from outside sources to support its plans for growth. The Company is exploring its ability to obtain financing for potential acquisitions and for the opening of new Company-owned stores.

         The Company anticipates increasing revenues and thereby generating operating cash flow in the future by implementing the following actions:

o Increasing Product Sales. The Company intends to open new Company-owned retail stores and expects increased sales from its commissary in California to new franchise stores. The Company has centralized its wholesale business activity for its California Company-owned stores and expects this business to grow due to an increase in name recognition, product acceptance and additional sales efforts.

o Expanding Franchise Operations. The Company will continue to utilize capital to increase franchise sales by advertising in national and regional publications and business magazines. In January 1997, the Company hired a Vice President of Franchising who is responsible for expanding franchise operations in the middle and western United States and for exploring non-traditional franchising relationships. The Company expects to increase its franchise sales by opening or acquiring additional Company-owned flagship stores in markets that would generate interest for experienced multi-store developers to enter into area development agreements.

o Making Acquisitions. The Company has completed the acquisition of three previously franchised stores in Scottsdale and Mesa, Arizona in October 1996 and in Park City, Utah in February 1997. The Company intends to acquire other bagel stores or complementary types of retail outlets which provide entry into new markets.

PART II. - OTHER INFORMATION

Item 2 - Changes in Securities

          (c)     Recent Sales of Unregistered Securities

          During the three months ended March 31, 1997, the Company made the following sales of unregistered securities:



                                                                 Consideration
                                                                 Received and
                                                                Description of                           If Option, Warrant
                                                             Underwriting or Other                         or Convertible
                                                              Discounts to Market     Exemption from     Security, Terms of
                                                               Price Afforded to       Registration         Exercise or
Date of Sale            Title of Security    Number Sold          Purchasers             Claimed             Conversion
------------            -----------------    -----------          ----------             -------             ----------
3/31/97                 options to             50,000       options granted - no           4(2)         exercisable for ten
                        purchase                            consideration received                      years from date of
                        Common Stock                        by Company until                            grant at an exercise
                        granted to                          exercise                                    price of $5.375 per
                        directors                                                                       share


Item 6 - Exhibits and Reports on Form 8-K

          (a)     Exhibits

                  27.      Financial Data Schedule (3/31/97)

          (b)     Reports on Form 8-K

                  None

                                    SIGNATURE


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               Big City Bagels, Inc.
                               (Registrant)


Dated:May 14, 1997             By: /s/ Mark Weinreb
                                  ---------------------------------------------
                                   Mark Weinreb, Chairman, and Chief
                                     Executive Officer and Chief Financial
                                     Officer (and principal accounting officer)

EXHIBIT INDEX

EXHIBIT
NUMBER                     DESCRIPTION                            PAGE

 27                        Financial Data Schedule (3/31/97)       14