Form 10QSB
period 1997-06-30
BIG CITY BAGELS INC
filed 1997-08-13
CIK 1006708

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

  X     Quarterly report pursuant to section 13 or 15(d) of the Securities
 ---    Exchange Act of 1934 for the quarterly period ended June 30, 1997
                                  -------------

 --- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At July 31, 1997, Issuer had outstanding 5,341,321 shares of Common stock, par value $.001 per share.

                               Page 1 of 24 Pages
                             Exhibit Index - Page 15

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                              BIG CITY BAGELS, INC.
                                 BALANCE SHEETS



                                                                                June 30,1997          December 31,1996
                         ASSETS                                                ---------------       ------------------
Current Assets:
 Cash                                                                   $            359,193  $                654,856
 United States Treasury Bills                                                              0                 1,006,170
 Accounts Receivable                                                                 201,057                   110,063
 Inventory                                                                            50,341                    74,272
 Prepaid Expenses and Other Current Assets                                            60,254                    77,131
                                                                        -------------------- -------------------------
     Total Current Assets                                               $            670,845  $              1,922,492

Fixed Assets, Net of Accumulated Depreciation                                      1,237,714                 1,239,478
Intangible Assets, Net of Accumulated Amortization                                   286,636                   300,699
Deferred Registration Costs                                                           65,286                         0
Security Deposits                                                                     50,365                    39,570
                                                                        -------------------- -------------------------
     TOTAL                                                              $          2,310,846  $              3,502,239
                                                                        ==================== =========================

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Stockholders' Loans                                                                  63,768                    87,468
 Capital Lease Obligations                                                            50,508                    51,918
 Unearned Franchise Fee Income                                                       335,625                   263,750
 Accounts Payable                                                                    333,087                   208,011
 Accrued Expenses                                                                    182,735                    60,323
                                                                        -------------------- -------------------------
     Total Current Liabilities                                          $            965,723  $                671,470

 Deferred Rent Payable                                                                13,519                    19,243
 Capital Lease Obligations, noncurrent                                               109,378                   132,926
                                                                        -------------------- -------------------------
     Total Liabilities                                                  $          1,088,620  $                823,639
                                                                        -------------------- -------------------------

Stockholders' Equity
 Preferred Stock $.001 par value;  1,000,000 shares
   authorized; no shares outstanding
 Common Stock  $.001 par value;  10,000,000  shares  authorized;
  4,932,021  and 4,923,757  shares  issued and  outstanding
  at June  30, 1997 and December 31, 1996,  respectively                               4,932                     4,924
 Additional Paid-In Capital                                                        4,348,436                 4,340,180
 Accumulated Deficit                                                             (3,108,642)               (1,629,004)
 Unearned Portion of Compensatory Stock                                             (22,500)                  (37,500)
                                                                        -------------------- -------------------------
     Total Stockholders' Equity                                                    1,222,226                 2,678,600
                                                                        -------------------- -------------------------
     TOTAL                                                              $          2,310,846  $              3,502,239
                                                                        ==================== =========================

The accompanying notes are an integral part of the financial statements.

                              BIG CITY BAGELS, INC.
                            STATEMENTS OF OPERATIONS


                                                          Six Months Ended                     Three Months Ended
                                                  June 30, 1997      June 30, 1996*     June 30, 1997     June 30, 1996*
                                                  -------------      --------------     -------------     --------------
REVENUES:
Product Sales by Company-Owned                         $881,415            $681,048          $424,841           $346,753
      Stores
Product Sales to Franchisees and Others                 334,126             198,290           183,843            111,668
Franchise Fees                                           60,000             185,500            60,000             65,500
Royalty Income                                           87,643              52,145            44,289             31,928
Interest Income                                          30,989              18,962            13,509             15,172
                                                    -----------         -----------          --------           --------
     Total Revenues                                   1,394,173           1,135,945           726,482            571,021
                                                      ---------           ---------           -------            -------

COSTS AND EXPENSES:
 Cost of Sales                                          701,710             461,879           343,054            256,157
 Selling, General and Administrative                  2,147,517           1,248,858         1,048,844            714,048
 Amortization of Debt Discount                                0             683,542                 0            257,059
        on Bridge Loan
 Interest Expense                                        24,584              58,370            11,616             27,818
                                                    -----------         -----------       -----------        -----------
     Total Costs and Expenses                         2,873,811           2,452,649         1,403,514          1,255,082
                                                      ---------           ---------         ---------          ---------

NET (LOSS)                                         $(1,479,638)        $(1,316,704)        $(677,032)         $(684,061)
                                                   ============        ============        ==========         ==========

Net (Loss) Per Common Share                             $(0.30)             $(0.38)           $(0.14)            $(0.17)
                                                        =======             =======           =======            =======

Weighted Average Common Shares
        Outstanding                                   4,930,606           3,490,433         4,932,021          3,980,865
                                                      =========           =========         =========          =========



-----------

*    Reclassified to conform to current period presentation.


The accompanying notes are an integral part of the financial statements.

                              BIG CITY BAGELS, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY





                                                                                            Unearned Portion of
                                       Common Stock        Additional                       Compensatory Stock
                                                            Paid-In       Accumulated
                                     Shares     Amount      Capital        Deficit         Shares      Amount           Total
BALANCE, January 1, 1997           4,923,757   $ 4,924    $ 4,340,180    $ (1,629,004)     15,000    $(37,500)      $  2,678,600

Issuance of Common Stock for
Acquisition of Franchise Store         8,264         8          8,256                                                      8,264

Amortization of Compensatory Stock                                                                     15,000             15,000

Net Loss                                                                   (1,479,638)                                (1,479,638)
                                  -----------  ---------   ----------  ------------------  --------  ----------     -------------

BALANCE, June 30, 1997             4,932,021   $ 4,932    $ 4,348,436    $ (3,108,642)     15,000    $(22,500)      $  1,222,226
                                  ===========  =========   ==========  ==================  ========  ==========     =============




The accompanying notes are an integral part of the financial statements.

                              BIG CITY BAGELS, INC.
                              CASH FLOWS STATEMENTS
                        FOR THE SIX MONTHS ENDED JUNE 30,



                                                                                1997                 1996
                                                                                ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                     $(1,479,638)        $(1,316,704)
                                                                     --------------------  ------------------

Adjustments to Reconcile Net Loss to Net Cash Used in
Operating Activities:
   Depreciation and Amortization                                                  121,787              75,606
   Amortization of Debt Discount on Bridge Loans                                        0             683,542
   Issuance of Common Stock for Compensation                                       15,000                   0
   (Increase) Decrease in:
     Accounts Receivable                                                         (99,790)            (61,269)
     Inventory                                                                     23,931             (6,956)
     Notes Receivable                                                                   0            (20,000)
     Interest Receivable on U.S. Treasury Bills                                    21,135                   0
     Prepaid Expenses and Other Current Assets                                     16,877            (37,384)
   Increase (Decrease) in:
     Unearned Franchise Fee Income                                                 71,875             (1,750)
     Deferred Rent Payable                                                        (5,724)             (1,754)
     Accounts Payable                                                             125,076            (87,918)
     Accrued Expenses                                                             122,412             (4,738)
                                                                     --------------------  ------------------
Total Adjustments                                                                 412,579             537,379
                                                                     --------------------  ------------------
Net Cash Used in Operating Activities                                         (1,067,059)           (779,325)
                                                                     --------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of Franchise Store                                                (75,000)                   0
   Purchases of Fixed Assets                                                     (13,472)            (50,529)
   Increase in Security Deposits                                                 (10,795)             (2,500)
   Purchase of United States Treasury Bills                                     (243,880)                   0
   Sales of United States Treasury Bills                                        1,228,487                   0
                                                                     --------------------  ------------------
Net Cash Provided (Used) in Investing Activities                                  885,340            (53,029)
                                                                     --------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net Proceeds from Public Offering                                                    0           4,163,609
   Deferred Registration Costs                                                   (65,286)                   0
   Repayment of Bridge Loan                                                             0         (1,000,000)
   Proceeds from Bridge Loan                                                            0           1,000,000
   Repayment of Stockholder Loans                                                (23,700)           (347,121)
   Repayment of Notes Payable                                                    (24,958)            (77,803)
                                                                     --------------------  ------------------
Net Cash (Used) Provided by Financing Activities                                (113,944)           3,738,685
                                                                     --------------------  ------------------

NET INCREASE (DECREASE) IN CASH                                                 (295,663)           2,906,331
Cash, Beginning of Period                                                        $654,856             $37,991
                                                                     ====================  ==================
Cash, End of Period                                                              $359,193          $2,944,322
                                                                     ====================  ==================


                            (Continued on next page)

                              BIG CITY BAGELS, INC.
                        CASH FLOWS STATEMENTS (CONTINUED)
                        FOR THE SIX MONTHS ENDED JUNE 30,





Supplemental Disclosure of Cash Flow Information:
                                                                                           1997                   1996
                                                                                           ----                   ----
      Cash Paid During the Year for:
          Interest                                                      $                22,350   $             87,649
          Income Taxes                                                                    1,900                  1,925

In February 1997, the Company acquired all of the assets
of a franchisee for the following:
          Forgiveness of Outstanding Accounts Receivable                $                 8,796
          Issuance of 8,264 Shares of Common Stock                                        8,264
                                                                        -----------------------
                                                                                         17,060
          Cash Paid                                                                      75,000
                                                                        -----------------------
                        Total Amount Attributed to Fixed Assets         $                92,060
                                                                        =======================



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

                  The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results of operations for the full year ending December 31, 1997. These statements should be read in conjunction with the Company's financial statements for the year ended December 31, 1996 appearing in the Company's Annual Report on Form 10-KSB.

(NOTE B) -        Bridge Financing:

                  In January 1996, the Company completed a bridge financing, pursuant to which it issued (i) an aggregate of $1,000,000 principal amount of promissory notes, which bear interest at the rate of 8% per annum ("Bridge Notes") and (ii) the right to receive upon the completion of the company's initial public offering ("Offering") an aggregate of 500,000 bridge units and 500,000 Class B Redeemable Common Stock Purchase Warrants ("Class B Warrants"). Each bridge unit consisted of one share of common stock and one Class A Redeemable Common Stock Purchase Warrant ("Class A Warrant"). Each Class A Warrant entitles the holder to purchase one share of Common Stock for $4.50 during the three-year period commencing one year after the Offering. Two Class B Warrants, together, will entitle the holder to purchase one share of common stock for $8.00 during the three-year period commencing one year after the completion of the Offering. The bridge units and Class B Warrants contain registration rights and the Company registered such securities simultaneously with the Offering. The bridge units and Class B Warrants have been valued at $684,000 and have been accounted for as a debt discount increasing the effective interest rate on the notes to 169%. The Bridge Notes were repaid with the proceeds of the Offering. See also (Note D).


(NOTE C) -        Common Stock Options:

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

(NOTE D)-         Common Stock Warrants

                  Effective July 11, 1997, the Company reduced the exercise price of its Class A Warrants and its Class B Warrants. The Class A Warrants, which were previously exercisable at $4.50 per share, will be exercisable at $2.50 per share for a period of 60 days, until September 8, 1997, subject to the discretion of the Company to extend this special exercise period for up to an additional 30 days. If the Class A Warrants are exercised prior to the expiration of the special exercise period, the holder thereof also will be issued a new Class A Warrant upon the expiration of the special exercise period. If an aggregate of at least $2,000,000 of gross proceeds are derived from the exercise of the Class A Warrants during this special exercise period, then the exercise price of the Class A Warrants which are not exercised and the new Class A Warrants will be $2.50 per share until their expiration on May 6, 2000. If less than $2,000,000 of gross proceeds are derived from the exercise of the Class A Warrants during this special exercise period, then the exercise price of the Class A Warrants which are not exercised and the new Class A Warrants will be $4.50 after the expiration of the special exercise period.

                  During the special exercise period, each Class B Warrant will entitle the holder to purchase one share of Common Stock for $2.50 per share and, if so exercised, the holder will be issued a new Class A Warrant upon the expiration of the special exercise period. After the expiration of the special exercise period, two Class B Warrants, together, will entitle the holder to purchase one share of Common Stock at the original exercise price of $8.00.

(NOTE E)-         Exercise of the Underwriter's Unit Purchase Options

                  In July 1997, options ("Unit Purchase Options") entitling the holders thereof to purchase 112,500 units ("Units"), each Unit consisting of one share of Common Stock and one Class A Warrant, for $4.80 per Unit, were exercised in full and the Company received gross proceeds of $540,000.

(NOTE F)-         Shareholders' Commitments

                  Since April 1, 1997, the Company has not made the $12,000 aggregate per month payments required under the terms of loans made to the Company by Mark Weinreb, Stanley Weinreb and Stanley Raphael ("Shareholder Loans"). Mark Weinreb, Stanley
                  Weinreb and Stanley Raphael have agreed to forego monthly repayment of the Shareholder Loans until the earlier of January 1, 1998 or such time as the Company has $750,000 of funds in bank accounts, money market funds and United States Treasury Bills ("Liquidity Date"). In addition, until December 31, 1997, each of Mark Weinreb, Stanley Weinreb and Stanley Raphael have agreed to loan the Company, at an interest rate of 12% per annum, up to $100,000 if the Company has less than $25,000 of funds in bank accounts, money market funds and United States Treasury Bills.

                  In addition, commencing July 1, 1997, Mark Weinreb and Jerry Rosner have agreed to permit the Company to accrue without interest $3,500 of each of their respective salaries per month until the earlier of January 1, 1998 or the Liquidity Date.

                  As of August 5, 1997, the Company's funds have exceeded the $750,000 threshold described above, thereby obligating the Company to resume its contractual obligations to repay the Shareholder Loans and officers' salaries.

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

Results of Operations

         Revenues for the three and six months ended June 30, 1997, were $726,482 and $1,394,173, respectively, a 27% and 23% increase from revenues of $571,021 and $1,135,945 for the three and six months ended June 30, 1996. This increase was attributable to gains in the following areas: store and commissary product sales, royalty income and interest income. Store and commissary product sales increased by $150,263 and $336,203, respectively, a 33% and 38% increase, to $608,684 and $1,215,541 for the three and six months ended June 30, 1997 from $458,421 and $879,338 for the three and six months ended June 30, 1996. This increase was due to the maturing of Company-owned retail store operations, the acquisition of two new retail stores in the latter part of 1996, the acquisition of one new retail store in the first quarter of 1997, the growth of the wholesale business and increased commissary sales to franchise stores. Franchise fee revenues for the three and six months ended June 30, 1997 were $60,000 and $60,000, respectively, as compared with $65,500 and $185,500 of franchise fee revenues for the three and six months ended June 30, 1996, due to the fact that more stores opened during the three and six months ended June 30, 1996. Revenue under franchise agreements generally is recognized when the franchise stores are opened. The Company has unearned franchise fee income of $335,625 at June 30, 1997, compared to $307,500 at June 30, 1996. Unearned franchise fee income represents non-refundable franchise fees which will be recognized as revenue as the related franchise stores are opened. Royalty income increased by $12,361 and $35,498, or 39% and 68%, to $44,289 and $87,643 for the three and six months ended June 30, 1997, from $31,928 and $52,145 for the three and six months ended June 30, 1996. This was due to the maturing of operations of existing franchise stores and the commencement of operations of new franchise stores that opened in 1996. Interest income for the three and six months ended June 30, 1997 was $13,509 and $30,089, respectively, a 11% decrease and 63% increase from the interest income for the three and six months ended June 30, 1996. Interest income resulted from the cash proceeds of the Company's initial public offering in May 1996, which were deposited into interest bearing accounts.

         During the six months ended June 30, 1997, the Company entered into two franchise agreements and one new franchise area development agreement (three stores), none of which stores were opened by June 30,

1997, as compared with three franchise agreements and two area development agreements (one twelve-store agreement and one three-store agreement) for the six months ended June 30, 1996.

         Cost of sales were $343,054 and $701,710, representing 56% and 58% of net sales for the three and six months ended June 30, 1997, compared to $256,157 and $461,879, or 56% and 53%, of net sales for the three and six months ended June 30, 1996. The increase in cost of sales as a percentage of sales was primarily attributable to an increase in sales from the commissary to the franchisees and increased sales from the wholesale business, which generally represent a lower gross profit percentage. The increase in cost of sales of $86,897 and $239,831, respectively, was primarily due to increased store revenues resulting from the additional stores acquired, increased wholesale business and increased sales to franchisees.

         Selling, general and administrative expenses (SG&A) were $1,048,844 and $2,147,517, respectively, for the three and six months ended June 30, 1997, a 47% and 72% increase from $714,048 and $1,248,858 for the three and six months ended June 30, 1996. This increase was primarily a result of: increases in salaries of $142,204 and $327,474 from $182,467 and $325,079 for the three and six months ended June 30, 1996 to $324,671 and $652,553 for the three months ended June 30, 1997, due to the hiring of management and administrative personnel; and increases of $39,679 and $71,056 in rent; $44,505 and $79,425 in advertising; $19,222 and $59,752 in insurance; and $5,629 and $75,305 in professional fees, for the three and six months ended June 30, 1997, respectively, that were mandated by a growing business.

         Amortization of debt discount on the promissory notes ("Bridge Notes") issued in January 1996 in connection with the Company's $1,000,000 private financing ("Bridge Financing") for the three and six months ended June 30, 1996 was $257,059 and $683,542, respectively. There was no amortization of debt discount on Bridge Notes for the three and six months ended June 30, 1997.

         Interest expense decreased by $16,202 and $33,786, respectively, during the three and six months ended June 30, 1997, primarily due to the repayment of the $1,000,000 of Bridge Notes in May 1996.

         The net losses for the three and six months ended June 30, 1997 were $677,032 and $1,479,638, respectively, compared to net losses of $684,061 and $1,316,704 for the three and six months ended June 30, 1996. The reasons for the current period loss were primarily due to the increases in officers and operating salaries, rent, advertising, insurance, professional fees, delivery, and depreciation expenses.

Liquidity and Capital Resources

         In May 1996, the Company completed its initial public offering, at which time it received net proceeds of approximately $4,100,000, of which $1,000,000 was used to repay the Bridge Notes and $375,000 of which was used to repay a portion of shareholder loans.

         Cash and United States Treasury Bills at June 30, 1997 were $359,193, compared to $1,661,026 at December 31, 1996. This decrease was attributable to the Company funding its operating losses and the Company's acquisition of one of its franchise stores.

         Accounts receivable increased to $201,057 at June 30, 1997, from $110,063 at December 31, 1996. This increase was primarily due to increases in commissary sales to franchisees and the Company's wholesale business.

         Inventory decreased to $50,341 at June 30, 1997, from $74,272 at December 31, 1996, due to tighter inventory controls.

         Prepaid expenses and other current assets as of June 30, 1997 have not changed significantly compared to December 31, 1996.

         Shareholders' loans decreased to $63,768 at June 30, 1997 from $87,468 at December 31, 1996. This decrease was attributable to the scheduled repayment of these loans.

         The current and noncurrent portion of capital lease obligations decreased to $159,886 at June 30, 1997 from $184,844 at December 31, 1996 as a result of the Company making the required payments during this period.

         The combination of accounts payable and accrued expenses increased to $515,822 at June 30, 1997 from $268,334 at December 31, 1996. This increase was primarily due to the growth of the Company.

         At June 30, 1997, the Company had a working capital deficit of approximately $295,000.

         The Company's operating activities used net cash of $1,067,059 during the six months ended June 30, 1997, as compared to net cash used in operations of $779,325 for the corresponding period of the prior year. The $287,734 increase was primarily due to the increase of the Company's net loss, which was funded from the proceeds of the initial public offering.

         Effective July 11, 1997, the Company reduced the exercise price of its Class A Warrants and its Class B Warrants. The Class A Warrants, which were previously exercisable at $4.50 per share, will be exercisable at $2.50 per share for a period of 60 days, until September 8, 1997, subject to the discretion of the Company to extend this special exercise period for up to an additional 30 days. If the Class A Warrants are exercised prior to the expiration of the special exercise period, the holder thereof also will be issued a new Class A Warrant upon the expiration of the special exercise period. If an aggregate of at least $2,000,000 of gross proceeds are derived from the exercise of the Class A Warrants during this special exercise period, then the exercise price of the Class A Warrants which are not exercised and the new Class A Warrants will be $2.50 per share until their expiration on May 6, 2000. If less than $2,000,000 of gross proceeds are derived from the exercise of the Class A Warrants during this special exercise period, then the exercise price of the Class A Warrants which are not exercised and the new Class A Warrants will be $4.50 after the expiration of the special exercise period.

         During the special exercise period, each Class B Warrant will entitle the holder to purchase one share of Common Stock for $2.50 per share and, if so exercised, the holder will be issued a new Class A Warrant upon the expiration of the special exercise period. After the expiration of the special exercise period, two Class B Warrants, together, will entitle the holder to purchase one share of Common Stock at the original exercise price of $8.00.

         Through July 31, 1997, 296,800 Class A Warrants have been exercised at the reduced exercise price, from which the Company has received gross proceeds of $742,000.

         In July 1997, Unit Purchase Options entitling the holders thereof to purchase 112,500 Units, each Unit consisting of one share of Common Stock and one Class A Warrant, for $4.80 per Unit, were exercised in full and the Company received gross proceeds of $540,000.

         As described in (Note F), during the quarter ended June 30, 1997, the Company took certain steps to reduce its cash flow requirements. Since April 1, 1997, the Company has not made the $12,000 aggregate per month payments required under the terms of the Shareholder Loans. Mark Weinreb, Stanley Weinreb and

Stanley  Raphael  agreed  to  continue  to  forego  monthly   repayment  of  the
Shareholder Loans until the earlier of January 1, 1998 or such time as the Company has $750,000 of funds in bank accounts, money market funds and United States Treasury Bills ("Liquidity Date"). In addition, until December 31, 1997, each of Mark Weinreb, Stanley Weinreb and Stanley Raphael agreed to loan the Company, at an interest rate of 12% per annum, up to $100,000 if the Company has less than $25,000 of funds in bank accounts, money market funds and United States Treasury Bills.

         Mark Weinreb and Jerry Rosner agreed to permit the Company to accrue without interest, commencing July 1, 1997, $3,500 of each of their respective salaries per month until the earlier of January 1, 1998 or the Liquidity Date.

         As of August 5, 1997, the Company's funds have exceeded the $750,000 threshold described above, thereby obligating the Company to resume its contractual obligations to repay Shareholder Loans and officers' salaries.

         The Company anticipates increasing revenues and thereby generating operating cash flow in the future by implementing the following actions:

o Increasing Product Sales. The Company intends to open new Company-owned retail stores and expects increased sales from its commissary to new franchise stores. The Company has centralized its wholesale business activity for its California Company-owned stores and expects this business to grow due to an increase in name recognition, product acceptance and additional sales efforts.

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

PART II. - OTHER INFORMATION

Item 2 - Changes in Securities

         (c)     Recent Sales of Unregistered Securities

                 None

Item 4 - Submission of Matters to a Vote of Security Holders

         On July 1, 1997, the Company held its annual meeting of shareholders, at which the Company's shareholders considered the election of directors and the approval of an amendment to the Company's Certificate of Incorporation. Shareholders voted to elect Mark Weinreb, Jerry Rosner, Stanley Weinreb, Stanley Raphael and Stephen J. Drescher to serve as directors for the ensuing year and until their successors are elected and qualified. 4,511,552 shares were voted for and 9,200 shares were withheld in Mark Weinreb's election and 4,512,552 shares were voted for and 8,200 shares were withheld in each of Jerry Rosner's, Stanley Weinreb's, Stanley Raphael's and Stephen Drescher's election. The shareholders also voted on the approval of an amendment to the Company's Certificate of Incorporation to increase the number of shares of Common Stock authorized for issuance thereunder from 10,000,000 shares to 25,000,000 shares. 4,485,002 shares were voted for the amendment to the Certificate of Incorporation, 31,700 shares were voted against the amendment to the Certificate of Incorporation and 4,050 shares abstained from voting on the amendment to the Certificate of Incorporation. No broker non-votes were cast in connection with the amendment to the Certificate of Incorporation.

Item 6 - Exhibits and Reports on Form 8-K

         (a)     Exhibits

3.1.2 Amendment to Certificate of Incorporation (Incorporated by reference to Exhibit 3.1.2 of Amendment No. 1 to the Company's Registration Statement on Form SB-2 (No. 333- 29297))

10.10 Stock Option Agreement, dated March 31, 1997, between the Company and Mark Weinreb

10.10.1 Schedule of omitted documents in the form of Exhibit 10.10, including material detail in which such documents differ from Exhibit 10.10

27      Financial Data Schedule (6/30/97)

         (b)     Reports on Form 8-K

                 None

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 Big City Bagels, Inc.
                                 (Registrant)


Dated:   August 13, 1997         By: /s/ Mark Weinreb
                                    ------------------
                                    Mark Weinreb, Chairman, and Chief
                                      Executive Officer and Chief Financial
                                      Officer (and principal accounting officer)

EXHIBIT INDEX

    EXHIBIT
    NUMBER               DESCRIPTION                                       PAGE

     10.10               Stock Option Agreement, dated March 31, 1997,      16
                         between the Company and Mark Weinreb

     10.10.1             Schedule of omitted documents in the form of       23
                         Exhibit 10.10, including material detail in which such documents differ from Exhibit 10.10

     27                  Financial Data Schedule (6/30/97)                  24