Form 10QSB
period 1997-09-30
BIG CITY BAGELS INC
filed 1997-11-14
CIK 1006708

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 X   Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
---  Act of 1934 for the quarterly period ended September 30,1997

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________to__________

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

         -------------------------------------------------------------
      (Former Name, Former Address and Former Fiscal Year, If Changed Since
                                  Last Report)


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At November 13, 1997, Issuer had outstanding 6,343,466 shares of Common stock, par value $.001 per share.

                               Page 1 of 15 Pages
                             Exhibit Index - Page 14

PART 1.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                              BIG CITY BAGELS, INC.
                                 BALANCE SHEETS





                                                                           September 30,1997          December 31,1996
                                                                    ------------------------ -------------------------
                         ASSETS
Current Assets:
 Cash                                                               $             1,827,170  $                654,856
 United States Treasury Bills                                                             0                 1,006,170
 Accounts Receivable                                                                175,969                   110,063
 Inventory                                                                           59,751                    74,272
 Prepaid Expenses and Other Current Assets                                           67,988                    77,131
                                                                    ------------------------ -------------------------
     Total Current Assets                                           $             2,130,878  $              1,922,492

Fixed Assets, Net of Accumulated Depreciation                                     1,192,659                 1,239,478
Intangible Assets, Net of Accumulated Amortization                                  289,604                   300,699
Security Deposits                                                                    53,029                    39,570
                                                                    ------------------------ -------------------------
     TOTAL                                                          $             3,666,170  $              3,502,239
                                                                    ======================== =========================

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Stockholders' Loans                                                $                21,813  $                 87,468
 Capital Lease Obligations                                                           49,764                    51,918
 Unearned Franchise Fee Income                                                      278,500                   263,750
 Accounts Payable                                                                   219,260                   208,011
 Accrued Expenses                                                                    47,080                    60,323
                                                                    ------------------------ -------------------------
     Total Current Liabilities                                      $               616,417  $                671,470

 Deferred Rent Payable                                                               10,657                    19,243
 Capital Lease Obligations, noncurrent                                               97,817                   132,926
                                                                    ------------------------ -------------------------
     Total Liabilities                                              $               724,891  $                823,639
                                                                    ------------------------ -------------------------

Stockholders' Equity
 Preferred Stock $.001 par value;   1,000,000 shares
   authorized; no shares outstanding
 Common Stock  $.001 par value;  25,000,000  shares  authorized;
   5,768,871  and 4,923,757 shares issued and outstanding at
   September 30,1997 and December 31,1996, respectively                               5,769                     4,924
 Additional Paid-In Capital                                                       6,579,000                 4,340,180
 Accumulated Deficit                                                             (3,628,490)               (1,629,004)
 Unearned Portion of Compensatory Stock                                             (15,000)                  (37,500)
                                                                    ------------------------ -------------------------
     Total Stockholders' Equity                                                   2,941,279                 2,678,600
                                                                    ------------------------ -------------------------
     TOTAL                                                          $             3,666,170  $              3,502,239
                                                                    ======================== =========================

    The accompanying notes are an integral part of the financial statements.

                              BIG CITY BAGELS, INC.
                            STATEMENTS OF OPERATIONS



                                                             Nine Months Ended                    Three Months Ended
                                                               September 30,                         September 30,
                                                         1997                1996              1997               1996
REVENUES:
Product Sales by Company-Owned                $       1,279,682   $       1,033,914   $       398,267   $        352,864
      Stores
Product Sales to Franchisees and Others                 506,901             303,350           172,775            105,062
Franchise Fees                                          151,000             271,000            91,000             85,500
Royalty Income                                          124,679              89,031            37,036             36,886
Interest Income                                          37,804              50,340             6,815             31,378
                                             ------------------ ------------------- -----------------  -----------------
     Total Revenues                                   2,100,066           1,747,635           705,893            611,690
                                             ------------------ ------------------- -----------------  -----------------
COSTS AND EXPENSES:
 Cost of Sales                                        1,052,944             713,390           351,234            251,511
 Selling, General and Administrative                  3,013,432           2,098,392           865,915            849,534
 Amortization of Debt Discount                                0             683,542                 0                  0
        on Bridge Loan
 Interest Expense                                        33,176              64,566             8,592              6,196
                                             ------------------ ------------------- -----------------  -----------------
     Total Costs and Expenses                         4,099,552           3,559,890         1,225,741          1,107,241
                                             ------------------ ------------------- -----------------  -----------------
NET (LOSS)                                          $(1,999,486)        $(1,812,255)        $(519,848)  $       (495,551)
                                             ================== =================== =================  =================
Net (Loss) Per Common Share                   $           (0.39) $            (0.46) $          (0.10)  $          (0.10)
                                             ================== =================== =================  =================
Weighted Average Common Shares
        Outstanding                                   5,065,823           3,933,079         5,331,848          4,808,750
                                             ================== =================== =================  =================


-----------
*    Reclassified to conform to current period presentation.


    The accompanying notes are an integral part of the financial statements.

                              BIG CITY BAGELS, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY






                                             Common Stock           Additional                     Unearned Portion of
                                                                     Paid-In        Accumulated    Compensatory Stock
                                        Shares         Amount        Capital          Deficit      Shares      Amount      Total
BALANCE, January 1, 1997               4,923,757    $   4,924    $   4,340,180   $  (1,629,004)    15,000    $ (37,500) $ 2,678,600

Issuance of Common Stock for
Acquisition of Franchise Store             8,264            8            8,256                                                8,264

Common Stock Issued                      724,350          724        1,690,677                                            1,691,401
Upon Exercise of Warrants

Common Stock Issued
Upon Exercise of the
Unit Purchase Option                     112,500          113          539,887                                              540,000

Amortization of Compensatory Stock                                                                              22,500       22,500

Net Loss                                                                            (1,999,486)                          (1,999,486)
                                      -----------      --------  -------------   --------------   ---------    -------- ------------

BALANCE, September 30, 1997            5,768,871     $  5,769    $   6,579,000   $  (3,628,490)    15,000 $    (15,000) $ 2,941,279
                                      ===========      ========  =============   ==============   =========    ======== ============



    The accompanying notes are an integral part of the financial statements.

                              BIG CITY BAGELS, INC.
                              CASH FLOWS STATEMENTS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,




                                                                               1997                 1996
                                                                               ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                     $(1,999,486)        $(1,812,255)
                                                                     --------------------  ------------------
Adjustments to Reconcile Net Loss to Net Cash Used in
Operating Activities:
   Depreciation and Amortization                                                  182,645             121,786
   Amortization of Debt Discount on Bridge Loans                                        0             683,542
   Issuance of Common Stock for Compensation                                       22,500                   0
   (Increase) Decrease in:
     Accounts Receivable                                                          (65,906)            (74,867)
     Inventory                                                                     14,521              (9,803)
     Notes Receivable                                                                   0             (40,000)
     Interest Receivable on U.S. Treasury Bills                                    21,135                   0
     Prepaid Expenses and Other Current Assets                                      9,143             (32,292)
   Increase (Decrease) in:
     Unearned Franchise Fee Income                                                 14,750             (67,250)
     Deferred Rent Payable                                                         (8,586)             (5,264)
     Accounts Payable                                                              11,249            (103,933)
     Accrued Expenses                                                             (13,243)            (27,252)
                                                                     --------------------  ------------------
Total Adjustments                                                                 188,208             444,667
                                                                     --------------------  ------------------
Net Cash Used in Operating Activities                                          (1,811,278)         (1,367,588)
                                                                     --------------------  ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of Franchise Store                                                 (75,000)                  0
   Purchases of Fixed and Intangible Assets                                       (32,244)            (61,929)
   Increase in Security Deposits                                                  (13,459)             (1,365)
   Purchase of United States Treasury Bills                                      (243,880)           (978,800)
   Sales of United States Treasury Bills                                        1,219,691                   0
                                                                     --------------------  ------------------
Net Cash Provided (Used) in Investing Activities                                  855,108          (1,042,094)
                                                                     --------------------  ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net Proceeds from Public Offering                                                    0           4,163,609
   Net Proceeds from Exercise of Warrants                                       1,691,402                   0
   Proceeds from Exercise of Unit Purchase Option                                 540,000                   0
   Repayment of Bridge Loan                                                             0          (1,000,000)
   Proceeds from Bridge Loan                                                            0           1,000,000
   Repayment of Stockholder Loans                                                 (65,655)           (347,121)
   Repayment of Notes Payable                                                     (37,263)            (82,617)
                                                                     --------------------  ------------------
Net Cash Provided by Financing Activities                                       2,128,484           3,733,871
                                                                     --------------------  ------------------

NET INCREASE IN CASH                                                            1,172,314           1,324,189
Cash, Beginning of Period                                                         654,856              37,991
                                                                     ====================  ==================
Cash, End of Period                                                            $1,827,170          $1,362,180
                                                                     ====================  ==================

                                                     (Continued on next page)

                              BIG CITY BAGELS, INC.
                        CASH FLOWS STATEMENTS (CONTINUED)
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,





Supplemental Disclosure of Cash Flow Information:
                                                                                           1997                  1996
                                                                                           ----                  ----
      Cash Paid During the Year for:
          Interest                                                                     $   32,510           $   89,519
          Income Taxes                                                                      3,500                1,925

In February 1997, the Company acquired all of the assets of a franchisee for the following:
          Forgiveness of Outstanding Accounts Receivable                               $    8,796
          Issuance of 8,264 Shares of Common Stock                                          8,264
                                                                                       ----------
                                                                                           17,060
          Cash Paid                                                                        75,000
                                                                                       ----------
                        Total Amount Attributed to Fixed Assets                        $   92,060
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

                  The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results of operations for the full year ending December 31, 1997. These statements should be read in conjunction with the Company's financial statements for the year ended December 31, 1996 appearing in the Company's Annual Report on Form 10-KSB.

(NOTE B) -        Bridge Financing:

                  In January 1996, the Company completed a bridge financing, pursuant to which it issued (i) an aggregate of $1,000,000 principal amount of promissory notes, which bear interest at the rate of 8% per annum ("Bridge Notes") and (ii) the right to receive upon the completion of the company's initial public offering ("Offering") an aggregate of 500,000 bridge units and 500,000 Class B Redeemable Common Stock Purchase Warrants ("Class B Warrants"). Each bridge unit consisted of one share of common stock and one Class A Redeemable Common Stock Purchase Warrant ("Class A Warrant"). As originally issued, each Class A Warrant entitled the holder to purchase one share of Common Stock for $4.50 during the three-year period commencing one year after the Offering. As originally issued, two Class B Warrants, together, entitled the holder to purchase one share of common stock for $8.00 during the three-year period commencing one year after the completion of the Offering. The bridge units and Class B Warrants have been valued at $684,000 and have been accounted for as a debt discount increasing the effective interest rate on the notes to 169%. The Bridge Notes were repaid with the proceeds of the Offering. See (Note D).


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

(NOTE D)    -     Exercise of Common Stock Warrants

                  Effective July 11, 1997, the Company reduced the exercise price of its Class A Warrants and its Class B Warrants during a special exercise period which expired on October 8, 1997. The Class A Warrants, which were originally exercisable at $4.50 per share, were exercisable at $2.50 per share. In addition, if the Class A Warrants were exercised prior to the expiration of the special exercise period, the holder thereof also was issued a new Class A Warrant upon the expiration of the special exercise period. If an aggregate of at least $2,000,000 of gross proceeds was derived from the exercise of the Class A Warrants during this special exercise period, then the exercise price of the Class A Warrants which are not exercised and the new Class A Warrants would be $2.50 per share until their expiration on May 6, 2000. If less than $2,000,000 of gross proceeds was derived from the exercise of the Class A Warrants during this special exercise period, then the exercise price of the Class A Warrants which were not exercised and the new Class A Warrants will be $4.50 after the expiration of the special exercise period.

                  During the special exercise period, an aggregate of 798,945 Class A Warrants were exercised, from which the Company derived gross proceeds of $1,997,362.50. Although $2,000,000 of gross proceeds was not received by the Company during the special exercise period, the Company determined on October 14,1997 to permanently reduce the exercise price of the Class A Warrants to $2.50 per share, which price will remain in effect until the Class A Warrants expire on May 6, 2000. This exercise price reduction also applies to the additional Class A Warrants issued to holders of Class A Warrants that were exercised during the special exercise period.

                  In addition, during this special exercise period, the company modified the exercise provisions of the Class B Warrants so that each Class B Warrant entitled the holder to purchase one share of Common Stock for $2.50 per share and, if so exercised, the holder would be issued a new Class A Warrant upon the expiration of the special exercise period. No Class B Warrants were exercised during the special exercise period.

                  On November 5,1997, the Company further modified the exercise provisions of the Class B Warrants ( for a limited period expiring on November 14,1997) so that each Class B Warrant entitled the holder to purchase one share of Common Stock for $1.00 per share and, if so exercised, the holder would be issued a new Class A Warrant. By November 12,1997, all 500,000 Class B Warrants were exercised, from which the Company has received gross proceeds of $500,000.

(NOTE E)        - Exercise of the Underwriter's Unit Purchase Options

                  In July 1997, options ("Unit Purchase Options") entitling the holders thereof to purchase 112,500 units ("Units"), each Unit consisting of one share of Common Stock and one Class A Warrant, for $4.80 per Unit, were exercised in full and the Company received gross proceeds of $540,000. All of the actions described in (Note D) and (Note E) were effected pursuant to a public offering registered under the Securities Act of 1933.

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

Results of Operations

         Revenues for the three and nine months ended September 30, 1997, were $705,893 and $2,100,066, respectively, a 15% and 20% increase from revenues of $611,690 and $1,747,635 for the three and nine months ended September 30, 1996. This increase was attributable to gains in store and commissary product sales and royalty income. Store and commissary product sales increased by $113,116 and $449,319, respectively, a 25% and 34% increase, to $571,042 and $1,786,583 for the three and nine months ended September 30, 1997 from $457,926 and $1,337,264 for the three and nine months ended September 30, 1996. This increase was due to the maturing of Company-owned retail store operations, the acquisition of two new retail stores in the latter part of 1996, the acquisition of one new retail store in the first quarter of 1997, the growth of the wholesale business and increased commissary sales to franchise stores. Franchise fee revenues for the three and nine months ended September 30, 1997 were $91,000 and $151,000, respectively, as compared with $85,500 and $271,000 of franchise fee revenues for the three and nine months ended September 30, 1996, due to the fact that more stores opened during the nine months ended September 30, 1996. Included in the $91,000 of franchise revenue for the three months ended September 30, 1997 is an $81,000 franchise fee related to an area development agreement that was terminated. Revenue under franchise agreements generally is recognized when the franchise stores are opened. The Company has unearned franchise fee income of $278,500 at September 30, 1997, compared to $242,000 at September 30, 1996. Unearned franchise fee income represents non-refundable franchise fees which will be recognized as revenue as the related franchise stores are opened.
Royalty income increased by $150 and $35,648, or .4% and 40%, to $37,036 and $124,679 for the three and nine months ended September 30, 1997, from $36,886 and $89,031 for the three and nine months ended September 30, 1996. This was due to the maturing of operations of existing franchise stores and the commencement of operations of new franchise stores that opened in 1997. Interest income for the three and nine months ended September 30, 1997 was $6,815 and $37,804, respectively, a 78% and 25% decrease from the interest income for the three and nine months ended September 30, 1996. Interest income resulted from the cash proceeds of the Company's initial public offering in May 1996, which were deposited into interest bearing accounts.

         During the nine months ended September 30, 1997, the Company entered into two franchise agreements and two new franchise area development agreements (one three-store agreement and one seven-store agreement), and a location license agreement (one seven-store agreement) none of which stores were opened by September 30, 1997, as compared with three franchise agreements and two area development agreements (one twelve-store agreement, which was terminated in September 1997, and one three-store agreement) for the nine months ended September 30, 1996.

         Cost of sales were $351,234 and $1,052,944, representing 62% and 59% of net sales for the three and nine months ended September 30, 1997, compared to $251,511 and $713,390, or 55% and 53%, of net sales for the three and nine months ended September 30, 1996. The increase in cost of sales as a percentage of sales was primarily attributable to an increase in sales from the commissary to the franchisees and increased sales from the wholesale business, which generally represent a lower gross profit percentage. The increase in cost of sales of $99,723 and $339,554, respectively, was primarily due to increased store revenues resulting from the additional stores acquired, increased wholesale business and increased sales to franchisees.

         Selling, general and administrative expenses (SG&A) were $865,915 and $3,013,432, respectively, for the three and nine months ended September 30, 1997, a 2% and 44% increase from $849,534 and $2,098,392 for the three and nine months ended September 30, 1996. The increase was primarily due to the hiring of management and administrative personnel; which resulted in increases in salaries of $336,791, from $549,194 for the nine months ended September 30, 1996 to $885,985 for the nine months ended September 30, 1997, and increases of $109,548 in rent; $30,302 in advertising; $55,897 in insurance; and $73,163 in professional fees, for the nine months ended September 30, 1997, that were mandated by a growing business.

         Amortization of debt discount on the promissory notes ("Bridge Notes") issued in January 1996 in connection with the Company's $1,000,000 private financing ("Bridge Financing") for the nine months ended September 30, 1996 was $683,542. There was no amortization of debt discount on Bridge Notes for the nine months ended September 30, 1997.

         Interest expense increased by $2,396 and decreased by $31,390, respectively, during the three and nine months ended September 30, 1997. The increase in the three months was primarily due to equipment financing and the decrease for the nine months was primarily due to the repayment of the $1,000,000 of Bridge Notes in May 1996.

         The net losses for the three and nine months ended September 30, 1997 were $519,848 and $1,999,486 respectively, compared to net losses of $495,551 and $1,812,255 for the three and nine months ended September 30, 1996. The reasons for the current period loss were primarily due to the increases in operating salaries, rent, advertising, insurance, professional fees, delivery, and depreciation expenses.

Liquidity and Capital Resources

         In May 1996, the Company completed its initial public offering, at which time it received net proceeds of approximately $4,100,000, of which $1,000,000 was used to repay the Bridge Notes and $375,000 of which was used to repay a portion of shareholder loans.

         Cash and United States Treasury Bills at September 30, 1997 were $1,827,170 compared to $1,661,026 at December 31, 1996. This increase was attributable to the exercise of the Unit Purchase Options and the Class A Warrants, described in (Note D) and (Note E) and offset by cash used in the Company's operations.

         Accounts receivable increased to $175,969 at September 30, 1997, from $110,063 at December 31, 1996. This increase was primarily due to increases in commissary sales to franchisees and the Company's wholesale business.

         Inventory decreased to $59,751 at September 30, 1997, from $74,272 at December 31, 1996, due to tighter inventory controls.
         Prepaid expenses and other current assets as of September 30, 1997 have not changed significantly compared to December 31, 1996.

         Shareholders' loans decreased to $21,813 at September 30, 1997 from $87,468 at December 31, 1996. This decrease was attributable to the scheduled repayment of these loans.

         The current and noncurrent portion of capital lease obligations decreased to $147,581 at September 30, 1997 from $184,844 at December 31, 1996 as a result of the Company making the required payments during this period.

         Accounts payable and accrued expenses as of September 30, 1997 have not changed significantly compared to December 31, 1996.

         At September 30, 1997, the Company had $1,514,461 of working capital and a current ratio of 3.5 to 1.

         The Company's operating activities used net cash of $1,811,278 during the nine months ended September 30, 1997, as compared to net cash used in operations of $1,367,588 for the corresponding period of the prior year. The $443,690 increase was primarily due to the increase of the Company's net loss, which was funded from the proceeds of the initial public offering.

         As described in (Note D) and (Note E) of the financial statements, during the period commencing on July 11,1997 through November 12, 1997, the Company has derived gross proceeds of $3,037,362.50 from the exercise of the Company's Class A Warrants, Class B Warrants and Unit Purchase Options.

         The Company believes that its working capital is sufficient to fund its existing operations through 1998. The Company is evaluating several potential acquisitions and is currently negotiating terms. No definitive agreements relating to acquisitions have been executed. The Company anticipates that it will pursue external financing to fund cash requirements for acquisitions.

         The Company anticipates increasing revenues and thereby generating operating cash flow in the future by implementing the following actions:

o Increasing Product Sales. The Company intends to open new Company-owned retail stores and expects increased sales from its commissary to new franchise stores. The Company has increased its wholesale business and expects this business to grow due to an increase in name recognition, product acceptance and additional sales efforts. In addition, the Company has plans to develop stores with a stronger deli and bread concept offering new core sandwich menu items as well as expanding its variety of Bagel Pockets.

o Expanding Franchise Operations. The Company will continue to utilize capital to increase franchise sales by advertising in national and regional publications and business magazines. The Company expects to increase its franchise sales by opening or acquiring additional Company-owned flagship stores in markets that would generate interest for experienced multi-store developers to enter into area development agreements. The Company is working to develop a new "look" to it's stores with an expanded deli and bread concept. Along with a new advertising campaign, the Company believes it will have more to offer prospective franchisees than other available bagel/deli concepts.

o Making Acquisitions. The Company intends to acquire other bagel stores or complementary types of retail outlets which provide entry into new markets.



PART II.  OTHER INFORMATION
ITEM 1.    Legal Proceedings

         On July 29, 1997, in the Superior Court of Los Angeles County, a lawsuit was commenced by Michael Schweid, et al, against Victor Saab and George Saab, et al, former franchisees of the Company, and the Company, seeking an unspecified amount of damages for property damage and business interruptions resulting from a fire which partially destroyed a shopping mall in which the former franchisees' store was located. Victor Saab was subsequently convicted of arson and insurance fraud. The Company believes the lawsuit against the Company is without merit. The Company's insurance carrier has assumed defense of this matter and has moved to dismiss the lawsuit.

         On September 24, 1997, in the Arizona Superior Court, County of Maricopo, a lawsuit was commenced by Earl and Linda Fraley (dba "Xtremely Xpresso"), owners of a store in a shopping mall in which a Big City Bagels' store, formerly franchised and subsequently company-owned, was located, against the owners of the mall, the former franchisee and the Company, seeking an unspecified amount of damages. Plaintiff's claim is based upon a provision in their lease which they assert prohibits the owner from leasing space to other tenants who sell substantial amounts of coffee products, and therefore, prohibited the owner from leasing space for the Big City Bagels store. As a result of events that caused the Company to be unable to economically operate the store, it was closed on October 23, 1997. The Company believes it has no liability in this matter and that it is the obligation of the owner to indemnify the Company for these claims. The Company also believes that the owner has breached its obligations to the Company under its lease.

ITEM 2 - Changes in Securities and Use of Proceeds

         (a) Pursuant to an offering registered under the Securities Act of 1993, the Company has modified the terms of its Class A Redeemable Common Stock Purchase Warrants and Class B Redeemable Common Stock Purchase Warrants (all of which latter warrants were subsequently exercised on November 12, 1997) as described in (Note D) to the financial statements.

         (b)     Not applicable

         (c)     None

         (d)     Not applicable

ITEM 5.  Other Information

Mesa, Arizona Store

         On October 23, 1997, the Company closed its Mesa, Arizona retail store because of events that resulted in the Company being unable to economically operate the store.


ITEM 6 - Exhibits and Reports on Form 8-K

         (a)     Exhibits
                  27.    Financial Data Schedule (9/30/97)

         (b)     Reports on Form 8-K
                 None

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Big City Bagels, Inc.
                                    (Registrant)


Dated:   November 14, 1997          By:  /s/ Mark Weinreb
                                  ----------------------------------------------
                                    Mark Weinreb, Chairman, and Chief
                                      Executive Officer and Chief Financial
                                      Officer (and principal accounting officer)

EXHIBIT INDEX

EXHIBIT
NUMBER                   DESCRIPTION                                   PAGE


     27                  Financial Data Schedule (9/30/97)              15