Form 10KSB40
period 1997-12-31
BIG CITY BAGELS INC
filed 1998-03-31
CIK 1006708

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1997
                          --------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from _________________________  to _________________

                         Commission file number 0-28058

                              BIG CITY BAGELS, INC.
                 (Name of small business issuer in its charter)

          New York                                     11-3137508
-----------------------------------       ------------------------------------
(State or other jurisdiction              (I.R.S. Employer Identification No.)
  of incorporation or organization)

  99 Woodbury Road, Hicksville, New York                        11801
------------------------------------------                  -------------
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


     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     The issuer's revenues for its most recent fiscal year were $2,746,029.

     As of March 16, 1998, the aggregate market value of the Issuer's Common Stock held by non-affiliates of the Issuer (based on the last sale price of such stock) was $3,834,507. At March 16, 1998, 6,714,904 shares of the Issuer's Common Stock were outstanding.

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS.

General

         Big City Bagels, Inc. ("Company") operates and franchises upscale bagel/deli cafes under the Company's registered trademark Big City Bagels(R). These stores sell a wide variety of oversized, fresh baked bagels, including unique specialty bagels, and cream cheese spreads, muffins and other bakery products for take-out and eat-in consumption. Big City Bagels stores also sell salads, sandwiches, specialty coffees and other beverages. The Company recently expanded its concept to include more deli product offerings, including new sandwich menu items, and has created a new store design with a stronger deli emphasis. The Company owns five stores, which are located in California, Arizona and New York. The Company also sells Big City Bagels franchises. Currently, there are 13 franchises open and operating in California, Colorado, Idaho and Minnesota and the Company has sold franchises to open an additional 16 stores, which are in various stages of development. The Company also sells its products to wholesale accounts and food service operators.

Business Strategy

         The Company's long-term objective is to become a leading national bagel/deli store chain. The Company seeks to achieve this objective by: (i) expanding its concept to include a stronger deli emphasis; (ii) opening additional stores and acquiring existing bagel stores or chains; and (iii) increasing sales to wholesale accounts.

         Expand Concept to Include a Stronger Deli Emphasis

         The Company has added a wide variety of sandwiches, breads and other lunch items to its menu and has created a new store design. The Company believes that expanding its concept to include a stronger deli emphasis will increase retail sales by generating more lunch and afternoon business, both from increased in-store traffic and through catering and office delivery to commercial accounts. The Company also believes that this expanded concept will enable the Company to offer more to prospective franchisees than other bagel store chains.

         Open Additional Company-owned Stores

         The Company plans to open additional Company-owned stores in strategic geographic locations and acquire existing bagel stores or chains and possibly other retail enterprises that the Company believes will enhance its operations and provide entry into new markets. In January 1998, the Company purchased a bagel store located in New York City and has an exclusive option to purchase an additional store in New York City until January 1999. The Company also has leased retail space in New York City where it intends to open another Company-owned store in June 1998. In determining whether to make a particular acquisition, the Company will consider, among other things, the size, location and existing operations of the acquisition candidate, as well as such candidates potential to maximize growth and increase revenues. Although the Company regularly evaluates possible acquisition opportunities, the Company currently is not a party to any agreements with respect to any acquisition. As part of its expansion strategy, the Company will focus its resources on higher volume stores. The Company's ability to make acquisitions and open new Company- owned stores (other than the second store in New York City) is dependent upon the Company's ability to obtain financing from outside sources.

         Expand Wholesale Business

         As name recognition and product acceptance continues to grow, the Company intends to continue to expand its business by targeting wholesale accounts. The Company currently is the exclusive supplier of bagels for certain domestic flights for Northwest Airlines.

Corporate Background

         The Company and its wholly-owned subsidiary, Big City NY, Inc., were incorporated under the laws of the State of New York in December 1992 and November 1997, respectively. The Company's principal executive offices are located at 99 Woodbury Road, Hicksville, New York 11801 and its telephone number is (516) 932-5050.

Products and Distribution

         The proprietary recipes for the Company's unique products were created by Jerry Rosner, President of the Company, drawing upon his 20-plus years of bagel-making experience. Utilizing these recipes, the Company's bagel dough is prepared, in accordance with the Company's strict quality control guidelines, either in Company- or franchisee- owned commissaries or by an independent supplier and then delivered to Company-owned stores, franchises and wholesale accounts (with the exception that the Company's New York City store prepares the bagel dough at that location). The bagels are then baked in each store daily using a traditional technique which requires the bagels to be boiled and then baked. Cream cheese spreads and muffins also are prepared in each store daily in accordance with quality control guidelines from ingredients purchased from independent suppliers. While bagel and cream cheese sales currently represent a significant portion of retail sales, the stores also offer a variety of breakfast and lunch bagel sandwiches, soups, freshly baked muffins and other bakery products, gourmet coffee and espresso drinks, juices and a variety of soft drinks. In addition, the Company offers innovative products, such as bagel pockets and three-foot party bagels, and imaginative catering platters to service its customers.

         The Company currently owns and operates a commissary located in Costa Mesa, California, which services many Big City Bagels stores. In April 1998, the Company will be moving this commissary to a facility located in Ontario, California, which contains cold storage space, eliminating the Company's need to maintain a separate cold storage facility. The Company also has assisted one of its franchisees, who entered into an area development agreement with the Company to open stores in the Minneapolis/St. Paul, Minnesota area, in establishing a commissary owned and operated by such franchisee in Minneapolis to service these stores. The Company also uses an independent supplier to prepare bagel dough for certain Company-owned stores, franchises and wholesale accounts, thereby enabling the Company to supply more stores and wholesale accounts without having to build additional commissaries.

Store Design and Locations

         Big City Bagels stores are designed to be upscale bagel/deli cafes. The Company's store design is adaptable to various site locations, including shopping centers, free-standing units, drive-thru and commercial sites, which are selected on heavily-traveled thoroughfares. One of the Company's franchisees in Idaho currently is operating a drive-thru store and the Company anticipates that one of its franchisees in Fayetteville, North Carolina will open a drive-thru store in April 1998. The Company believes that its concept also could be applied to smaller "satellite" stores, such as kiosks located in airports, commercial buildings and shopping malls. Such stores would be serviced by stores where baked goods would be prepared and then delivered to the satellite stores, thereby eliminating the need for baking equipment in the satellite stores. The Company recently turned one of its Costa Mesa, California stores into a satellite store and intends to open another satellite store in Tustin, California in May 1998, both of which are or will be serviced by the Company's other Costa Mesa, California store. Big City Bagels stores are typically highly visible and easily accessible. The stores generally are located within a three-mile radius of at least 30,000 residents in an area with a mix of both residential and commercial properties. The average store is approximately 1,600 to 2,200 square feet with a seating capacity of 20 to 60 persons. Although the stores may vary in size, store layout and design are generally consistent.

         The following table sets forth by location the number of currently opened Company-owned stores and franchises and the number of franchises that have been sold but not yet opened:

                                                                           Stores Not Yet Opened
Location                                              Stores Open          Under Franchises Sold
------------------                                -----------------        ---------------------
Arizona.........................................          1(1)                     3
California......................................         10(2)                     2
Colorado........................................           1                       0
Idaho...........................................           1                       1
Minnesota.......................................           4                       0
Nevada..........................................           0                       1
New York........................................          1(1)                     0
North Carolina..................................           0                       7
Washington......................................           0                       2
                                                          ---                     ---
         Total..................................          18                      16

-----------------------------
(1)      Includes one Company-owned store.
(2)      Includes three Company-owned stores.


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

         The Company faces competition in the bagel industry from independent stores, larger chain stores and franchisors such as Bruegger's Corp., Einstein/Noah Bagel Corporation, Manhattan Bagel Company, Inc., Chesapeake Bagel Bakery, Big Apple Bagels, New York Bagel Enterprises and Dunkin' Donuts. The Company's bagel stores also compete with take-out restaurants, fast food restaurants, delicatessens and prepared food stores, as well as with supermarket bakeries and convenience stores.

         As a franchisor, the Company competes for qualified franchisees with a wide variety of investment opportunities both in the restaurant business and in other industries. In this respect, the Company believes that its consistent product quality, visually-appealing, upscale store design and well-organized business operations help the Company to compete favorably, especially against bagel franchisors, although it should be noted that the Company is a relatively minor newcomer in the industry and its competitors are well-established, have greater name recognition and financial resources and command a greater share of the market than the Company.

Advertising

         The Company and its franchisees advertise in local newspapers and through direct mailings. As exclusive supplier of bagels for certain domestic flights for Northwest Airlines, the Company's product and franchise advertisements also are included in Northwest's in-flight magazine. The Company provides advertising support to franchisees relating to grand openings and local store marketing, including the preparation of a national marketing calendar which provides advance notice to franchisees of special Company-wide promotions. Franchisees are required under their franchise agreements to spend 2% of gross sales on local advertising and to contribute 1% of monthly gross sales to a national advertising cooperative. However, to date, a national fund has not been established and the Company has not required this contribution.

Trademarks and Service Marks

         The Company's trademark "Big City Bagels(R)", its service mark "A Bigger Bagel for Less Dough!(R)" and its distinctive logo are registered with the United States Patent and Trademark Office pursuant to federal law. The Company has filed trademark applications with the United States Patent and Trademark Office seeking registration for "Big City Deli(TM)" and "Big City Pickles(TM)". The Company's franchise agreements provide all of its franchisees with the nonexclusive right to use the Company's registered trademark and service mark. The Company considers its marks to be material to its business in that the Company seeks to develop a strong association between such marks and the Company's high quality food and stores in the minds of consumers.

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

Employees

         As of March 16, 1998, the Company had 70 full-time employees. 24 of the 70 full-time employees are salaried, while the other 46 are paid on an hourly basis. In addition, the Company has 23 part-time employees, who are paid on an hourly basis. None of the Company's employees is represented by a collective bargaining agreement nor has the Company experienced any work stoppage. The Company believes its relationship with its employees is satisfactory.

ITEM 2.           DESCRIPTION OF PROPERTY

                                                                                                        Approximate
                                                         Approximate                                         Annual
                                                           Square                                            Lease
Location                  Use                              Footage      Lease Expiration                    Payments
Hicksville, NY            Principal executive              1,500        Month-to-month                      $19,800
                          office

Newport Beach, CA         Offices                            735        December 2000                       $21,168

Costa Mesa, CA            Commissary/Company               4,400        November 1998; renewable            $53,250
                          satellite store                               for two successive five-year
                                                                        terms

Ontario, CA               Commissary/cold plant            1,900        April 1999; renewable for           $59,400
                          storage space (opening                        one additional three-year
                          April 1998)                                   term

Costa Mesa, CA            Company store                    1,750        March 1998; renewable for           $54,700
                                                                        two successive five-year
                                                                        terms

Tustin, CA                Company satellite store            500        February 1999; renewable            $14,400
                          (opening May 1998)                            for one additional one-year
                                                                        term

Laguna Niguel, CA         Company store                    1,600        March 1999; renewable for           $44,800
                                                                        one additional five-year term

Scottsdale, AZ            Company store                    1,960        December 2005; renewable            $31,400
                                                                        for one additional five-year
                                                                        term

New York, NY              Company store                    2,000        September 2007                     $144,000

New York, NY              Company store                    2,400        September 2011                     $108,000
                          (opening June 1998)


ITEM 3.           LEGAL PROCEEDINGS

         On July 29, 1997, in the Superior Court of Los Angeles County, a lawsuit was commenced by Michael Schweid, et al, against Victor Saab and George Saab, et al, former franchisees of the Company, and the Company, seeking an unspecified amount of damages for property damage and business interruptions resulting from a fire which partially destroyed a shopping mall in which the former franchisees' store was located. Victor Saab was subsequently convicted of arson and insurance fraud. The Company believes the lawsuit against the Company is without merit. All costs associated with this litigation are covered by insurance. The Company's insurance carrier has assumed defense of this matter and has moved to dismiss the lawsuit.

         On September 24, 1997, in the Arizona Superior Court, County of Maricopo, a lawsuit was commenced by Earl and Linda Fraley (dba "Xtremely Xpresso"), owners of a store in a shopping mall in which a Big City Bagels' store, formerly franchised and subsequently Company-owned, was located, against the landlord (the owners of the mall), the former franchisee and the Company, seeking an unspecified amount of damages. The landlord has filed a cross-claim against the Company for rent owed. Plaintiff's claim is based upon a provision in their lease which plaintiffs assert prohibits the owner from leasing space to other tenants who sell substantial amounts of coffee products, and therefore, prohibited the owner from leasing space for the Big City Bagels store. As a result of events that caused the Company to be unable to economically operate the store, it was closed on October 23, 1997. The Company believes it has no liability in this matter and that it is the obligation of the owner to indemnify the Company for these claims. The Company also believes that the owner has breached its obligations to the Company under its lease. The Company intends to move for summary judgment against the plaintiff and to vigorously defend the cross-claim asserted by the landlord.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable.


                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Prior to the Company's initial public offering, there was no established trading market for the Company's securities. On May 7, 1996, the Company's Common Stock and Class A Redeemable Common Stock Purchase Warrants ("Class A Warrants") commenced quotation on the Nasdaq SmallCap Market ("Nasdaq") under the symbols "BIGC" and "BIGCW," respectively. The following table sets forth the high and low bid prices for the Common Stock and Class A Warrants as reported by Nasdaq for the periods indicated. The prices represent inter-dealer quotations, which do not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.


         Period                                          Common Stock                          Warrants
---------------------------                        -------------------------         ------------------
1996                                               High            Low               High             Low
----                                               ----            ---               ----             ---
Second Quarter (from May 7, 1996)................. 9-5/8           7-1/2             5                2-1/2
Third Quarter..................................... 10-1/2          7                 4-1/4            2-3/4
Fourth Quarter.................................... 7-3/8           2-1/2             3-1/2            1

1997
------
First Quarter..................................... 5-1/8           2-5/8             4-5/8            1
Second Quarter.................................... 5-7/8           4-1/4             5                3-1/8
Third Quarter..................................... 5-7/8           3-1/4             5-9/16           3-1/8
Fourth Quarter.................................... 4-9/16          1                 4                1/8


         On March 16, 1998, the last sale prices for the Common Stock and Class A Warrants as reported by Nasdaq were $1.00 and $0.0625, respectively.

         As of March 16, 1998, there were 39 and 7 holders of record of Common Stock and Class A Warrants, respectively. The Company believes that there are in excess of 500 beneficial holders of its Common Stock.

Dividend Policy

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

Recent Sales of Unregistered Securities

         During the quarter ended December 31, 1997 and thereafter through March 16, 1998, the Company made the following sales of unregistered securities:

                                                                      Consideration
                                                                       Received and                                 If Option,
                                                                      Description of                                Warrant or
                                                                  Underwriting or Other        Exemption           Convertible
                                                                   Discounts to Market            from           Security, Terms
                                                     Number           Price Afforded          Registration        of Exercise or
Date of Sale               Title of Security          Sold            to Purchasers             Claimed             Conversion
----------------        --------------------        ---------   ----------------------      --------------    -------------------
12/16/97                options to purchase          13,500     options granted - no              4(2)         exercisable for
                        Common Stock                            consideration received                         ten years from
                        granted to                              by Company until                               date of grant at
                        employees                               exercise                                       $2.00 per share
1/7/98                  Common Stock                346,497     asset purchase                    4(2)         N/A


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

Forward-Looking Statements

         When used in the Form 10-KSB and in future filings by the Company with the Securities and Exchange Commission, the words or phrases "will likely result," "management expects" or "the Company expects," "will continue," "is anticipated," "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors that could affect the Company's results of operations and cause its results to differ from these statements are discussed in the Company's prospectus, dated July 9, 1997. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Selected Financial Data

                                                                                    Year Ended December 31,
                                                                            ------------------------------------------
SUMMARY OF OPERATIONS:                                                           1997                          1996
                                                                                 ----                          ----
Total revenues.................................................               $2,746,029                    $2,414,976
Net loss.......................................................             $(3,543,066)                  $(2,537,451)
Basic and diluted loss per common share........................                   $(.67)                        $(.61)
Weighted average common shares outstanding.....................               5,326,327                     4,174,061
YEAR-END FINANCIAL POSITION:
Working capital................................................              $3,628,516                    $1,251,022
Total assets...................................................              $5,161,964                    $3,502,239
Total liabilities..............................................                $743,736                      $823,639
Stockholders' equity...........................................              $4,418,228                    $2,678,600

Results of Operations

         Revenues for the year ended December 31, 1997 were $2,746,029, compared to $2,414,976 for the year ended December 31, 1996, a 13.7% increase. This increase was attributable to gains in the following areas: store and commissary products sales and royalty income. Store and commissary products sales were $2,370,318 for the year ended December 31, 1997, compared to $1,888,306 for the year ended December 31, 1996, a 25.5% increase. This increase was due to the maturing of Company-owned retail operations, the acquisition of one new retail store in February 1997, the growth of the wholesale business and increased commissary products sales to franchise stores which opened in 1997. Franchise fee income was $151,000 for the year ended December 31, 1997, compared to $309,250 for the year ended December 31, 1996, a 51.2% decrease. Revenue under franchise agreements generally is recognized when the franchise stores are opened. Three stores opened during 1997 and one franchise store closed, as compared to ten stores that opened in 1996. $81,000 of franchise fees were recognized when the Company terminated an area development agreement during 1997. Royalty income was $162,486 for the year ended December 31, 1997, compared to $126,820 for the year ended December 31, 1996, a 28.1% increase. This was due to the maturing of operations of existing franchise stores and the initial operations of new franchise stores that opened in 1997. Interest income for the year ended December 31, 1997 was $60,112, resulting from the cash proceeds of the Company's initial public offering and the exercise of the Company's Class A Redeemable Common Stock Purchase Warrants ("Class A Warrants"), Class B Redeemable Common Stock Purchase Warrants ("Class B Warrants") and the Unit Purchase Option, which were deposited into interest bearing accounts. See "--Liquidity and Capital Resources."

         The Company had unearned franchise fee income of $278,500 as of December 31, 1997, compared to $263,750 as of December 31, 1996. Unearned franchise fee income represents nonrefundable franchise fees which will be recognized as revenue as the related franchise stores are opened. In 1997, the Company entered into two new franchise agreements and two new area development agreements (one seven-store agreement and one three-store agreement), none of which were opened by December 31, 1997. In September 1997, the Company entered into a licensing agreement with Total Petroleum Inc., pursuant to which following a short trial the licensee intended to operate a minimum of seven full service Big City Bagels stores. The first store opened in January 1998. Soon thereafter, the licensee was acquired by another company which notified the Company (in accordance with the terms of the license agreement) that it does not intend to open any additional stores. Also in September 1997, the Company terminated a twelve-store area development agreement that it had entered into in 1996 providing for the opening of stores in Texas because the franchisee failed to open any stores due to health reasons. In January 1998, the Company renegotiated a twelve-store area development agreement that it had entered into in 1996 providing for the opening of stores in Minnesota. The franchisee has opened four stores and now is not required to open additional stores. The franchisee still operates its own commissary and may elect to open new stores in the future. Management believes that these business decisions were in the best interest of the Company and does not believe this reflects a trend within its franchise system.

         Cost of sales were $1,380,670, representing 58.2% of net sales for the year ended December 31, 1997, compared to $1,029,955, or 54.5%, for the year ended December 31, 1996. The increase in cost of sales as a percentage of sales was primarily attributable to increased product sales to franchises and commercial accounts, which are generally at lower margins than product sales by Company-owned stores.

         The increase in cost of sales of $350,715 was primarily due to increases in sales by Company-owned stores, the Company's commercial business and product sales to franchisees.

         Selling, general and administrative expenses (SG&A) were $4,144,526 for the year ended December 31, 1997, a 31.0% increase from $3,163,820 for the year ended December 31, 1996. This increase was primarily due to: a $320,185 increase in salaries from $1,238,620 in 1996 to $1,558,805 in 1997, resulting from the hiring of management and administrative level personnel, increases in officers' salaries and additional salaries attributable to new Company- owned stores; and increases of $50,350 in advertising, $51,278 in insurance, $134,928 in rent and $423,965 for various other expenses, all of which increased by less than $50,000 from the prior year. This was all mandated by a growing business. Write-offs of fixed assets, goodwill and franchise costs were $723,407 for the year ended December 31, 1997. This write-off was in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). The value of the assets led to management's decision to re-value the assets of its stores and commissary after considering the possible sale of certain stores and relocation of the commissary. Amortization of debt discount on the promissory notes ("Bridge Notes") issued in January 1996 in connection with the Company's $1,000,000 private financing ("Bridge Financing") for the year ended December 31, 1996 was $683,542. There was no such amortization of debt discount in 1997. See "--Liquidity and Capital Resources" and Notes to the Financial Statements.

         Interest expense decreased by $34,618 during the year ended December 31, 1997, substantially due to the Company retiring its debt obligations to its shareholders from proceeds raised through its initial public offering.

         The net loss for the year ended December 31, 1997 was $3,543,066, compared to a net loss of $2,537,451 for the year ended December 31, 1996.

Liquidity and Capital Resources

         In 1996, the Company funded its operating losses and capital expenditures primarily through its initial public offering in May 1996, at which time it received net proceeds of approximately $4,100,000, $1,000,000 of which was used to repay the Bridge Notes and $375,000 of which was used to repay a portion of shareholder loans.

         In July 1997, in order to induce holders to exercise the Company's Class A Warrants and Class B Warrants, the Company reduced the exercise price of such warrants. In October 1997, the exercise price of the Class B Warrants was further reduced. The Company derived net proceeds of $2,370,272 from the exercise of these warrants. The exercise price of the Class A Warrants subsequently was permanently reduced to $2.50 per share. See Note J[2] to the Financial Statements. In addition, proceeds of $540,000 were received when the underwriter of the Company's initial public offering exercised its Unit Purchase Option. On December 31, 1997, the Company completed a private placement from which the Company received net proceeds of $2,334,158 through the sale of 265,000 shares of Class A Preferred Stock ("Preferred Stock") to accredited investors. See Note J[3] and Note K to the Financial Statements.

         Cash and United States Treasury Bills at December 31, 1997 were $4,118,031, compared to $1,661,026 at December 31, 1996. This increase was primarily attributable to the Company's receipt of proceeds from the exercise of warrants and the Unit Purchase Option and from the private placement of Preferred Stock.

         Accounts receivable decreased to $104,190 at December 31, 1997, from $110,063 at December 31, 1996. This decrease was primarily due to the Company's establishing a $35,000 allowance for doubtful accounts. Inventory decreased to $43,868 at December 31, 1997, from $74,272 at December 31, 1996. This decrease was primarily due to the Company improving its inventory controls.

         Prepaid expenses and other current assets decreased to $41,133 at December 31, 1997, from $77,131 at December 31, 1996. This decrease resulted from the reclassification of a $40,000 promissory note receivable from prepaid expenses and other current assets to security deposits and other assets.

         Fixed assets, net of accumulated depreciation, decreased to $611,095 at December 31, 1997, from $1,239,478 at December 31, 1996 and intangible assets, net of accumulated amortization, decreased to $23,267 at December 31, 1997, from $300,699 at December 31, 1996. This decrease was primarily due to management's analysis of asset value in accordance with SFAS 121 after considering the possible sale of certain stores and the relocation of the commissary.

         Security  deposits and other  assets  increased to $220,380 at December
31, 1997, from $39,570 at December 31, 1996. This increase resulted predominantly from deposits the Company placed during the year for equipment and leasehold improvements for the new commissary. It also includes approximately $45,000 of promissory notes.

         Shareholder and partners' loans of $87,468 at December 31, 1996 were entirely repaid as of December 31, 1997. The current portion of notes payable and capital lease obligations decreased to $38,862 at December 31, 1997, from $51,918 at December 31, 1996, due to the regular payments of these obligations throughout the year.

         The combination of accounts payable and accrued expenses increased to $361,344 at December 31, 1997, from $268,334 at December 31, 1996 due to the increase in purchases resulting from an increase in sales.

         The non-current portion of capital lease obligations decreased to $57,235 at December 31, 1997, from $132,926 at December 31, 1996 due to the regular payments of these obligations throughout the year. At December 31, 1997, the Company had $3,628,516 of working capital and a current ratio of 6.3 to 1, principally due to the proceeds received from the exercise of warrants and the Unit Purchase Option and from the private placement of Preferred Stock.

         The Company's operating activities used net cash of $2,493,789 during the year ended December 31, 1997, as compared to net cash used in operations of $1,960,103 for the year ended December 31, 1996. This increase was primarily due to the increase of the Company's net loss, which was funded from the proceeds of the exercise of warrants and the Unit Purchase Option and from the private placement of Preferred Stock.

         Although the Company has no present need to raise additional capital to support its existing operations through 1998, the Company does believe it will need to obtain financing from outside sources to fund its plans for growth and to support its operations beyond 1998, including for potential acquisitions and the establishment of new Company- owned stores. The Company currently is exploring its ability to obtain such financing.

         The Company's plans to increase revenues, reduce costs and implement its expansion strategy are as follows:

         Increase Revenues

          o The Company recently expanded its concept to include more deli product offerings, including new sandwich menu items, and has created a new store design with a stronger deli emphasis. The Company believes that this expanded concept will increase retail sales by generating more lunch and afternoon business, both from increased in-store traffic and through catering and office delivery to commercial accounts. The Company's revenues would increase as a result of increases in: (i) retail sales in Company-owned stores, (ii) royalty payments from franchises with increased retail sales and (iii) commissary sales to franchises. However, there can be no assurance that the Company's expanded concept will be accepted or successful.

          o The Company also intends to increase revenues by attracting wholesale business. The Company has entered into an agreement with Northwest Airlines to be the exclusive supplier of bagels on certain domestic Northwest flights. The agreement is for a three-year term, although either party may terminate the agreement after the second year. The Company anticipates that this arrangement will generate approximately $2,200,000 in revenues over a three-year period based upon Northwest's currently anticipated requirements. There can be no assurance that the Company will be able to obtain additional wholesale business or that it will be able to meet Northwest's requirements. If the Company is unable to service Northwest, then Northwest may terminate the agreement and the Company will not generate revenues as anticipated.

          o In order to increase revenues generated by commissary sales, in March 1998 the Company increased its prices for prepared bagel dough sold to franchises. In addition, in April 1998 the Company intends to increase retail prices in its Company-owned stores and has encouraged its franchisees to do the same.

          o The Company will make increased efforts to promote its franchise sales by the Company's visibility in trade and business publications. Two new franchise stores have opened in 1998 and two additional franchise stores are expected to open in April 1998.

         Reduce Costs

          o The Company will be moving its Costa Mesa, California commissary to a new location in Ontario, California, which contains a cold storage facility, thereby eliminating the need for a second facility for storage. The Company also recently moved its west coast corporate offices to a smaller, less expensive facility.

          o The Company believes that it can maintain the quality of its products without having to prepare the dough exclusively in its own commissaries. The Company has now arranged for an independent supplier to supply bagel dough to certain Company-owned stores, franchises and wholesale accounts. The Company believes that this will enable it to supply more stores and wholesale accounts without having to build additional commissaries. Although the Company is confident that independent suppliers can serve the Company well, there can be no assurance that the Company will be able to maintain product quality or engage and retain acceptable suppliers. In addition, since the Company will not be able to exercise direct day-to-day control over the preparation or delivery of its products, it could suffer from variations in product quality and delays in shipments. In the event that the independent supplier is unable to service the Company's needs sufficiently, the Company's California commissary will be able to adequately supply the Company-owned stores, franchises and wholesale accounts.

          o The Company has been evaluating the desirability of discontinuing the operations of the lower volume stores that drain the Company's resources. As part of this process, in October 1997, the Company closed its Mesa, Arizona stores and in February 1998, the Company sold its store located in Park City, Utah to an unaffiliated entity for $50,000.

          o The Company's area development agreements all provide for territory exclusivity. The Company intends to continue to evaluate its area developers and to renegotiate with those developers who are not opening stores in a timely fashion in order to open up the restricted territories to other prospective franchisees. In 1997, the Company terminated its relationship with its Texas area developer and renegotiated its agreement with its Minnesota area developer.

         Expansion

          o The Company plans to open additional Company-owned stores and acquire other bagel stores or complementary retail food outlets which will enhance existing operations or provide entry into new markets. In January 1998, the Company purchased a bagel store located in New York City and has an exclusive option to purchase an additional store in New York City until January 1999. The Company entered into consulting agreements with the two former owners of this bagel store, pursuant to which they agreed to assist the Company to operate this store and in opening additional stores in New York City. The Company recently leased retail space in New York City where it intends to open another Company- owned store in June 1998. The Company's ability to make acquisitions and open new Company-owned stores (other than the second New York City store) is dependent upon its ability to obtain financing from outside sources. While the Company is exploring its ability to obtain such financing, there can be no assurance that it will be able to do so.

          o The Company intends to open smaller satellite stores. Such stores would be serviced by stores where baked goods would be prepared and then delivered to the satellite stores, thereby eliminating the need for baking equipment in the satellite stores. The satellite stores would sell these baked goods as well as sandwiches and other non-baked items which can be prepared at the satellite stores. The Company recently turned one of its Costa Mesa, California stores into a satellite store and intends to open another satellite store in Tustin, California in May 1998, both of which are or will be serviced by the Company's other Costa Mesa, California store.

         Chief Financial Officer

         In February 1998, the Company hired a part-time Chief Financial Officer. The Company believes that the increased day-to-day involvement of its Chief Financial Officer, who has provided the Company with consulting services in the past, will provide it with a greater degree of financial acumen and oversight relating to its operations and strategic planning.

Year 2000 Compliance

         The Company has evaluated the potential impact of the situation commonly referred to as the "Year 2000 Issue" ("Y2K"). The Y2K problem concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information relating to the year 2000 and beyond. Many of the world's computer systems currently record years in a two-digit format. Such computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions in the United States and internationally. The potential costs and uncertainties associated with Y2K will depend on a number of factors, including software, hardware and the nature of the industry in which a company operates.

         To ensure that the Company's computer systems are Y2K compliant, the Company has been reviewing each of its systems and programs over the past year. The Company also is working with all of its major external vendors and suppliers to assess their compliance efforts and the Company's exposure to them. Any entities with which the Company interacts electronically, such as its creditors and banks, can affect its ability to address the Y2K problem. Based on the foregoing, the Company has determined that additional costs associated with the Y2K issue should not have a material adverse effect on the Company's operating results or financial condition.

ITEM 7.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index to Consolidated Financial Statements

                                                                          Page

Independent Auditors' Report ............................................ F-1

Consolidated Balance Sheets as of
  December 31, 1997 and 1996 ............................................ F-2

Consolidated Statements of Operations for
  the years ended December 31, 1997 and 1996..............................F-3

Consolidated Statements of Stockholders'
  Equity (Capital Deficiency) for the years
  ended December 31, 1997 and 1996........................................F-4

Consolidated Statements of Cash Flows for the
  years ended December 31, 1997 and 1996..................................F-5

Notes to Consolidated Financial Statements................................F-6

INDEPENDENT AUDITORS' REPORT

Board of Directors
Big City Bagels, Inc.
Hicksville, New York


We have audited the accompanying consolidated balance sheets of Big City Bagels, Inc. and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (capital deficiency) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Big City Bagels, Inc. and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.





New York, New York
February 24, 1998

BIG CITY BAGELS, INC. AND SUBSIDIARY

Consolidated Balance Sheets

                                                                                                      December 31,
                                                                                            ----------------------------------
                                                                                                  1997               1996
                                                                                            ----------------   ---------------
ASSETS
Current assets:
   Cash and cash equivalents                                                                $     4,118,031    $       654,856
   Investments in United States Treasury bills                                                                       1,006,170
   Accounts receivable                                                                              104,190            110,063
   Inventory                                                                                         43,868             74,272
   Prepaid expenses and other current assets                                                         41,133             77,131
                                                                                            ---------------     --------------

      Total current assets                                                                        4,307,222          1,922,492

   Fixed assets, net of accumulated depreciation                                                    611,095          1,239,478
   Intangible assets, net of accumulated amortization                                                23,267            300,699
   Security deposits and other assets                                                               220,380             39,570
                                                                                            ---------------   ----------------

                                                                                            $     5,161,964    $     3,502,239
                                                                                            ===============   ================

LIABILITIES
Current liabilities:
   Stockholder loans                                                                                           $        87,468
   Capital lease obligations                                                                $        38,862             51,918
   Unearned franchise fee income                                                                    278,500            263,750
   Accounts payable                                                                                 287,138            208,011
   Accrued expenses                                                                                  74,206             60,323
                                                                                            ---------------   ----------------

      Total current liabilities                                                                     678,706            671,470

Deferred rent payable                                                                                 7,795             19,243
Capital lease obligations, noncurrent                                                                57,235            132,926
                                                                                            ---------------   ----------------

                                                                                                    743,736            823,639
                                                                                            ---------------   ----------------

Commitments

STOCKHOLDERS' EQUITY
Convertible  (redeemable)  preferred  stock;  $.001 par value;  1,000,000 shares authorized; 265,000 shares issued and outstanding (liquidation value
   $3,312,500)                                                                                          265
Common stock; $.001 par value; 25,000,000 shares authorized; 6,343,466 and
   4,923,757 shares issued and outstanding at December 31, 1997 and
   December 31, 1996, respectively                                                                    6,344              4,924
Additional paid-in capital                                                                        9,677,189          4,340,180
Accumulated deficit                                                                              (5,258,070)        (1,629,004)
Unearned portion of compensatory stock                                                               (7,500)           (37,500)
                                                                                            ----------------  -----------------

                                                                                                  4,418,228          2,678,600
                                                                                            ----------------  ----------------

                                                                                            $     5,161,964    $     3,502,239
                                                                                            ===============   ================


See notes to financial statements                                          F-2

BIG CITY BAGELS, INC. AND SUBSIDIARY

Consolidated Statements of Operations


                                                                                                 Year Ended December 31,
                                                                                            ---------------------------------
                                                                                                 1997                1996
                                                                                            -------------     ---------------
Revenues:
   Product sales by company owned stores                                                   $    1,657,271      $    1,483,493
   Product sales to franchisees and others                                                        713,047             404,813
   Franchise fees                                                                                 151,000             309,250
   Royalty income                                                                                 162,486             126,820
   Interest income                                                                                 60,112              75,634
   Other income                                                                                     2,113              14,966
                                                                                           --------------     ---------------

                                                                                                2,746,029           2,414,976
                                                                                           --------------     ---------------

Costs and expenses:
   Cost of sales                                                                               1,380,670           1,029,955
   Selling, general and administrative expenses                                                4,144,526           3,163,820
   Write-off of fixed assets and franchise costs                                                 723,407
   Amortization of debt discount                                                                                     683,542
   Interest expense                                                                               40,492              75,110
                                                                                           --------------     --------------

                                                                                               6,289,095          4,952,427
                                                                                           --------------     --------------

Net loss                                                                                   $  (3,543,066)     $  (2,537,451)
                                                                                           ==============     ==============


Basic and diluted loss per common share                                                         $(.67)             $(.61)
                                                                                                =====              =====

Weighted-average common shares outstanding                                                    5,326,327           4,174,061
                                                                                              =========           =========


See notes to financial statements                                       F-3

BIG CITY BAGELS, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity (Capital Deficiency)

                                                                                                          Unearned Portion
                                                                      Additional                          of Compensatory
                                   Preferred Stock   Common Stock       Paid-in    Partners' Accumulated       Stock
                                   ---------------   ---------------                         -----------  --------------  ---------
                                   Shares   Amount   Shares   Amount    Capital     Capital     Deficit   Shares  Amount   Total
                                   ------   ------  --------- ------- --------- ----------- ------------  ------  ------  ---------
Balance - January 1, 1996                           2,818,750 $ 2,819 $ 972,181 $  255,456  $(1,303,610)                  $(73,154)
Issuance of Bridge units
  and warrants                                        500,000     500   683,042                                            683,542
Exchange of partnership
  interests for common stock                          181,250     181   500,565   (211,199)                                289,547
Termination of S corporation
  status                                                             (2,167,800)              2,167,800                          0
Shares issued through public
  offering                                          1,293,750   1,294 4,137,315                                          4,138,609
Shares issued as compensation                          15,000      15    59,985                         15,000 $(60,000)        0
Options issued as compensation                                           40,000                                             40,000
Issuance of common stock for
   acquisition of franchise
   stores                                             115,007     115   114,892                                            115,007
Amortization of compensatory
   stock                                                                                                         22,500     22,500
Net loss                                                                           (44,257) (2,493,194)                 (2,537,451)
                                                   ---------   ------  --------   --------- ----------- ------- ------- -----------

Balance - December 31, 1996                        4,923,757    4,924 4,340,180          0 (1,629,004)  15,000  (37,500) 2,678,600
Issuance of common stock for
   acquisition of franchise stores                     8,264        8     8,256                                              8,264
Exercise of Class A warrants                         798,945      799 1,869,473                                          1,870,272
Exercise of Class B warrants                         500,000      500   499,500                                            500,000
Exercise of unit purchase option                     112,500      113   539,887                                            540,000
Private placement                265,000  $ 265                       2,333,893                                          2,334,158
Beneficial conversion feature of
   preferred stock                                                       86,000              (86,000)                            0
Amortization of compensatory
   stock                                                                                                        30,000      30,000
Net loss                                                                                  (3,543,066)                   (3,543,066)
                               ---------  ------  ---------- ------  ---------   ------- ----------   -------- -------  ----------
Balance - December 31, 1997      265,000  $ 265  $6,343,466  $6,344  $9,677,189  $     0 $(5,258,070)  15,000  $(7,500) $4,418,228
                               =========  ====== =========== ======  ==========  ======= ============ ======== ======== ==========



See notes to financial statements                                        F-4

BIG CITY BAGELS, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

                                                                                                     Year Ended December 31,
                                                                                                    --------------------------
                                                                                                       1997             1996
                                                                                                    -------------  -----------
Cash flows from operating activities:
   Net loss                                                                                       $  (3,543,066)  $  (2,537,451)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                                     232,092         155,166
      Write-off of fixed assets and franchise costs                                                     723,407
      Amortization of debt discount                                                                                     683,542
      Amortization of common stock issued for compensation                                               30,000          22,500
      Issuance of compensatory stock options                                                                             40,000
      Provision for bad debt                                                                             35,000
      Loss on abandonment of leasehold improvements                                                      84,797
      Changes in:
        Interest receivable on United States Treasury bills                                                             (21,135)
        Accounts receivable                                                                             (83,801)       (102,970)
        Inventory                                                                                        30,404         (26,339)
        Prepaid expenses and other current assets                                                        35,998         (67,559)
        Security deposits and other assets                                                             (134,932)         (7,623)
        Accounts payable                                                                                 79,127         (70,379)
        Accrued expenses                                                                                 13,883          24,663
        Unearned franchise fee income                                                                    14,750         (45,500)
        Deferred rent payable                                                                           (11,448)         (7,018)
                                                                                                     ----------      -----------
           Net cash used in operating activities                                                     (2,493,789)     (1,960,103)
                                                                                                     ----------      -----------

Cash flows from investing activities:
   Acquisition of franchises                                                                            (75,000)        (50,000)
   Purchases of fixed assets                                                                            (32,421)        (81,864)
   Payment for trademark                                                                                (10,000)
   Purchase of United States Treasury bills                                                                          (1,231,842)
   Sales of United States Treasury bills                                                              1,006,170         246,807
                                                                                                      ---------      -----------
           Net cash provided by (used in) investing activities                                          888,749      (1,116,899)
                                                                                                      ---------      -----------

Cash flows from financing activities:
   Proceeds from public offering                                                                                      4,163,609
   Repayment of stockholder loans                                                                       (87,468)       (375,000)
   Proceeds from exercise of warrants                                                                 2,370,272
   Repayment of notes payable                                                                           (88,747)        (94,742)
   Proceeds form exercise of unit purchase option                                                       540,000
   Proceeds from private placement                                                                    2,334,158
   Proceeds from Bridge loan and rights to receive bridge units                                                       1,000,000
   Repayment of Bridge loan                                                                                          (1,000,000)
                                                                                                      ---------      -----------
           Net cash provided by financing activities                                                  5,068,215       3,693,867
                                                                                                      ---------      -----------

Net increase in cash and cash equivalents                                                             3,463,175         616,865
Cash and cash equivalents - beginning of year                                                           654,856          37,991
                                                                                                      ---------      ----------

Cash and cash equivalents - end of year                                                             $ 4,118,031     $   654,856
                                                                                                    ===========     ===========



See notes to financial statements                                       F-5

BIG CITY BAGELS, INC. AND SUBSIDIARY


Supplemental disclosure of cash flow information:
      Cash paid during the year for:
      Interest                                                                                    $      75,596   $      49,006
      Income taxes                                                                                $       3,500   $       1,925

Supplemental schedule of noncash activities:
   Franchise costs acquired by the issuance of 181,250 shares of common stock for the partnership
      interest of Pumpernickel Partners, LP and the capital stock of Bagel Partners, Inc                          $     289,547
   Compensatory issuance of common stock                                                                          $      60,000
   In October 1996, the Company acquired all of the assets of two franchises for the following:
      Forgiveness of outstanding accounts receivable                                                              $      12,487
      Issuance of 115,007 shares of common stock                                                                        115,007
      Assumption of capital lease obligations                                                                           180,830
                                                                                                                  -------------
                                                                                                                        308,324
      Cash paid                                                                                                          50,000
                                                                                                                  -------------
           Total amount attributed to fixed assets                                                                $     358,324
                                                                                                                  =============

   In February 1997, the Company acquired all of the assets of one franchise for the following:
      Forgiveness of outstanding accounts receivable                                               $      8,796
      Issuance of 8,264 shares of common stock                                                            8,264
                                                                                                   ------------
                                                                                                         17,060
      Cash paid                                                                                          75,000
                                                                                                   ------------
           Total amount attributed to fixed assets                                                $      92,060
                                                                                                  =============



See notes to financial statements

BIG CITY BAGELS, INC. AND SUBSIDIARY


NOTE A - THE COMPANY AND BASIS OF PRESENTATION

Big City Bagels, Inc. and subsidiary (the "Company") operates and franchises retail bagel/deli stores and sells its products wholesale to commercial accounts and food service operators. In May 1996, the Company effected a 28,187.5 for 1 stock split of its common stock in the form of a stock dividend payable to shareholders of record on April 1, 1996. The accompanying financial statements reflect the stock split retroactively.

The accompanying financial statements for the periods through May 13, 1996 include the combined accounts of the Company and two affiliated companies which were under common control. On May 13, 1996, the Company acquired the two affiliated entities for 181,250 shares of its common stock. The transaction was accounted for as purchase of the interests of the unaffiliated owners of the acquired entities resulting in an excess of the fair value of shares issued over the fair value of the unaffiliated parties interests of $289,547, which amount was assigned to franchise costs. See Note B[6]. The shares issued to affiliated parties were valued at the book amount of their interests. All significant intercompany balances and transactions were eliminated in combination.

During November 1997, the Company formed a wholly-owned subsidiary, Big City NY, Inc. (BCNY). BCNY was formed to acquire the assets of two unaffiliated bagel/deli stores located in New York City (Note M).

The Company has incurred recurring losses from operations since inception resulting in an accumulated deficit of $5,258,070. The Company is implementing plans to reduce its operating losses and negative cash flows. Those plans include evaluating the desirability of discontinuing the operations of low volume stores that drain the Company's resources. There is no assurance, however that the Company's efforts will ultimately be successful.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

       Generally, franchise agreements provide for a franchise fee of $30,000 for a franchisee's first store and $25,500 for subsequent stores. A deposit is required at the signing of the franchise agreement and the balance is payable when the franchisee obtains a lease commitment for the site. The Company's initial obligations under the franchise agreement are to provide operational guidelines and manuals, to assist in and approve the proposed site selection and to provide training to the franchisee. Revenues are recognized when substantially all material obligations have been provided, historically upon opening of the respective stores.

BIG CITY BAGELS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 1997 and 1996



NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

  [4]  Royalty income:

       Franchise agreements provide for royalties of 4% of gross sales, which are recognized as income when earned.

  [5] Cash and cash equivalents:

       The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

  [6]  Long-lived assets:

       In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company records impairment losses on long-lived assets used in operations, including intangible assets, when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During the year ended December 31, 1997, a loss of $464,431 was charged to operations for the write-off of machinery, equipment and leasehold improvements and a loss of $258,976 was charged to operations for the write-off of franchise costs recorded upon the acquisition of two affiliated entities in May 1996.

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

   [8] Fair value of financial instruments:

       The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and capitalized lease obligations approximate fair value due to their short-term nature or their underlying terms.

   [9] Stock-based compensation:

       During 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB No. 25 in accounting for its stock option incentive plans (see Note J).

BIG CITY BAGELS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 1997 and 1996

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

  [10] Loss per common share:

       In 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings Per Share". Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Dilutive earnings per share is very similar to the previously reported fully diluted earnings per share. In accordance with Statement No. 128, which was adopted by the Company in 1997 and retroactively applied to 1996, basic and diluted net loss per common share is based on the net loss divided by the weighted average number of common shares outstanding during the years. No effect has been given to outstanding options, warrants or convertible preferred stock in the diluted computation as their effect would be antidilutive.

  [11] Recent accounting pronouncements:

       In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", and No. 131, "Disclosure about Segments of an Enterprise and Related Information", which are effective for years beginning after December 15, 1997. The Company believes that these pronouncements will not have a significant effect on the information presented in the financial statements.


NOTE C - FIXED ASSETS

Fixed assets consist of the following:

                                      December 31,
                              ----------------------
                                 1997         1996               Life
                              ---------   ----------      ---------------
Furniture and fixtures       $  400,592   $  297,518       7 to 15 years
Machinery and equipment         687,974      660,905       5 to 15 years
Leasehold improvements          487,192      577,651       Life of leases
                             ----------   ----------

                              1,575,758    1,536,074
Less accumulated depreciation
 and amortization               964,663      296,596
                              ---------    ---------

                            $   611,095   $1,239,478
                            ===========   ==========

NOTE D - INTANGIBLE ASSETS

Intangible assets at cost, are amortized using the straight-line method and consist of the following:
                                    December 31,
                               --------------------------
                                  1997            1996            Life
                              -----------     -----------       --------
Franchise costs                               $   289,547       15 years
Organization cost              $   48,099          48,099       5 years
Trademark costs                    13,000           3,000       15 years
                               ----------     ------------

                                  61,099          340,646
Less accumulated amortization     37,832           39,947
                               ---------      ------------

                              $   23,267     $    300,699
                              ==========     =============

BIG CITY BAGELS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 1997 and 1996

NOTE E - CAPITAL LEASE OBLIGATIONS

Capital lease obligations consist of the following:

                                                          December 31,
                                                   --------------------------
                                                        1997          1996
                                                    -----------    ----------
    Equipment leases collateralized by
     certain equipment, bearing interest at
     14.63% and requiring monthly payments
     of $4,198 through March 15, 2000               $    96,097    $   184,844
   Less current portion                                  38,862         51,918
                                                    -----------    -----------

   Long-term portion                                $    57,235    $   132,926
                                                    ===========    ===========

Future maturities at December 31, 1997 are as follows:

               Year Ending
               December 31,              Amount
               ------------            ---------

                1998                   $ 38,862
                1999                     44,941
                2000                     12,294
                                       --------

                                       $ 96,097
                                       ========

NOTE F - STOCKHOLDER LOANS

Stockholder loans were fully paid during 1997.

NOTE G - COMMITMENTS

[1]  Operating leases:

     The Company leases its commissary space and store locations under various operating leases which expire between November 1998 and September 2011. Future minimum rental payments as of December 31, 1997 are as follows:

          Year Ending
          December 31,               Amount
          ------------             ----------

           1998                    $ 551,016
           1999                      451,601
           2000                      431,818
           2001                      351,255
           2002                      370,060
           Thereafter              2,413,401
                                   ---------

                                 $ 4,569,151
                                 ===========

BIG CITY BAGELS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 1997 and 1996

NOTE G - COMMITMENTS  (CONTINUED)

  [1]  Operating leases:  (continued)

       Rent expense for the years ended December 31, 1997 and December 31, 1996 was $333,070 and $198,142, respectively. Rent expense under the Company's lease for its commissary and one store, which provides for scheduled rent increases, is recognized on a straight-line basis over the term of the lease.

  [2]  Employment agreements:

       The Company has entered into three year employment agreements, effective as of January 1, 1996, with two officers providing for aggregate annual salaries of $330,000 with annual increments of 10%.

       The Company has also entered into an agreement with an employee, which provides for an annual salary of $105,000 through December 31, 1998.


NOTE H - INCOME TAXES

At December 31, 1997, the Company has approximately $4,463,000 of net operating loss carryforwards expiring through 2012.

At December 31, 1997, the Company has a deferred tax asset of approximately $1,965,000 representing the benefits of its net operating loss carryforward and certain expenses not currently deductible. The Company's deferred tax asset has been fully reserved by a valuation allowance since realization of its benefit is uncertain. The difference between the statutory tax rate of 34% and the Company's effective tax rate of 0% is substantially due to the increase in the valuation allowance of $1,465,000 (1997) and $500,000 (1996). The Company's ability to utilize its net operating loss carryforwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

Prior to May 7, 1996, the Company qualified as an S corporation for federal and state income tax purposes and an affiliated entity (Note A) was taxed as a partnership. Accordingly, all losses incurred by the companies prior to May 7, 1996 were reportable by the stockholders and partners and are not available as carryforwards to the Company.


NOTE I - FRANCHISES

During 1997 the Company entered into franchise agreements for twelve stores, none of which were opened as of December 31, 1997. During 1996 the Company entered into franchise agreements for nineteen stores, of which two were opened in 1997. At December 31, 1997 there were ten franchised stores and five Company owned stores in operation. Deferred franchise fees at December 31, 1997 and December 31, 1996 represent fees received in advance of store openings.

Effective February 1997, the Company repurchased a previously sold franchise store for an aggregate of $75,000 cash, 8,264 shares of the Company's common stock valued at $8,264 and forgiveness of outstanding accounts receivable of $8,796. Assets acquired consisted of machinery and equipment and leasehold improvements. The results of operations include the activities of this store from the acquisition date.

BIG CITY BAGELS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 1997 and 1996

NOTE I - FRANCHISES  (CONTINUED)

The following unaudited pro forma data gives effect to the above acquisition as though it had occurred upon the opening of the franchise store during March 1996.

                                                                              Year Ended
                                                                              December 31,
                                                                     -------------------------------
                                                                          1997              1996
                                                                    -------------     --------------
Total revenues                                                      $   2,766,988     $   2,621,214
Net loss                                                               (3,552,618)       (2,632,968)
Basic and diluted loss per common share                                  $(.67)            $(.63)

The unaudited pro forma information is not necessarily indicative of results of operations that would have occurred had the acquisition been made upon the opening of the store, or of future results of operations of the Company.


NOTE J - COMMON STOCK

       [1]  Stock options:

       The Company applies APB No. 25 in accounting for its stock option incentive plan and, accordingly, recognizes compensation expense for the difference between the fair value of the underlying common stock and the grant price of the option at the date of grant. The effect of applying SFAS No. 123 on 1997 and 1996 pro forma net loss is not necessarily representative of the effects on reported net loss for future years due to, among other things, (1) the vesting period of the stock options and
       (2) the fair value of additional stock options in future years. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the
       Company's net loss in 1997 and 1996 would have been approximately $3,736,197 and $2,582,000 or $0.70 and $0.62 per share. The weighted-average fair value of the options granted during 1997 and 1996 are estimated as $2.86 and $2.65 per share on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                 1997            1996
                                            -------------        -----
Risk free rates                             5.74% - 6.66%        6.18%
Expected option life in years                     5              6
Expected stock price volatily                    70%             70%
Expected dividend yield                           0%              0%

       The Company adopted its 1996 Performance Equity Plan (the "Plan") which provides for the issuance of awards of up to 350,000 shares of common stock to employees, officers, directors and consultants. The awards, which generally vest over four years, may consist of incentive stock options, nonqualified options, restricted stock awards, deferred stock awards, stock appreciation rights and other awards as described in the Plan. In March 1996, the Company granted a restricted stock award of 15,000 shares of common stock vesting in March 1998, to an employee. At December 31, 1997 the Company has reserved 335,000 shares of common stock for issuance under the Plan.

BIG CITY BAGELS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 1997 and 1996

NOTE J - COMMON STOCK  (CONTINUED)

Additional information with respect to the Plan's activity is summarized as follows:


                                                            1997                         1996
                                                  --------------------------    ---------------------------

                                                                 Weighted-                     Weighted-
                                                                  Average                       Average
                                                                  Exercise                     Exercise
                                                   Shares          Price         Shares          Price
                                                  ----------     ---------      --------       -----------
Outstanding at January 1                           32,000           $3.93
Granted                                            67,500            4.31        32,000           $3.93
Cancelled                                         (15,000)           3.25
                                                 -----------     --------       ---------      -----------

Outstanding at December 31                         84,500            4.36        32,000           3.93
                                                ============     =========      =========      ==========

Shares exercisable                                 67,000           $4.97         2,000           $8.50
                                                ============     =========      =========      ==========

       The  following   table   summarizes   information   about  stock  options
       outstanding and exercisable at December 31, 1997:

                                   Options Outstanding
                       --------------------------------------------
                                         Weighted-                              Options Exercisable
                                          Average                          --------------------------
                                         Remaining        Weighted-                         Weighted-
                                        Contractual        Average                           Average
    Range of             Number             Life           Exercise          Number          Exercise
Exercise Price        Outstanding       (in Years)          Price          Exercisable        Price
----------------      -----------       ----------        ---------        -----------      --------

$2.00 to $4.00           32,500            9.67             $2.92             15,000          $4.00
$5.13 to $8.50           52,000            9.22              5.25             52,000           5.25
                         ------           ------            ------         ----------         -----

                         84,500            9.40             $4.36             67,000          $4.97
                         ======           =====             ======         =========          =====

       At December 31, 1997, options for 250,500 shares of common stock were available for future grant under the Plan.

  [2]  Warrants:

       As at December 31, 1997, the following warrants were outstanding:

                          Shares Reserved        Exercise       Expiration
                            for Issuance           Price           Date
                          ---------------        --------     -----------------
Class A Warrants              2,406,250           $2.50       May 7, 2000
Placement agent Warrants         75,000            5.00       December 30, 2002
Placement agent Warrants        125,000            1.3125     December 30, 2002

Effective July 11, 1997, the Company reduced the exercise price of its 1,793,750 Class A Warrants and its 250,000 Class B Warrants. The Class A Warrants, which were previously exercisable at $4.50 per share, were revised to be exercisable at $2.50 per share until October 8, 1997. Holders of Class A Warrants who

BIG CITY BAGELS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 1997 and 1996

NOTE J - COMMON STOCK  (CONTINUED)

  [2]  Warrants:  (continued)

       exercised prior to the expiration of the special exercise period, were issued a new Class A Warrant upon the expiration of the special exercise period. The Company agreed that if an aggregate of at least $2,000,000 of gross proceeds were derived from the exercise of the Class A Warrants during this special exercise period, then the exercise price of the Class A Warrants which were not exercised and the new Class A Warrants would remain at $2.50 per share until their expiration on May 7, 2000. If less than $2,000,000 of gross proceeds were derived from the exercise of the Class A Warrants during this special exercise period, then the exercise price of the Class A Warrants which were not exercised and the new Class A Warrants was to revert to $4.50 after the expiration of the special exercise period.

       During the special exercise period, an aggregate of 798,945 Class A Warrants were exercised, from which the Company derived gross proceeds of $1,997,363. Although $2,000,000 of gross proceeds was not received by the Company, the Company determined on October 14, 1997 to permanently reduce the exercise price of the Class A Warrants to $2.50 per share , which price will remain in effect until the Class A Warrants expire on May 7, 2000. This exercise price reduction also applies to the additional Class A Warrants issued to holders of Class A Warrants that were exercised during the special exercise period.

       During this special exercise period, each Class B Warrant entitled the holder to purchase one share of common stock for $2.50 per share and, if so exercised, the holder would be issued a new Class A Warrant upon the expiration of the special exercise period. On November 5, 1997, the Company further reduced the exercise price of the Company's Class B Redeemable Common Stock Purchase Warrants ("Class B Warrants"), to $1.00 per share. On November 12, 1997 all 500,000 Class B Warrants were exercised at the reduced exercise price, from which the Company has received gross proceeds of $500,000 and the holder was issued 500,000 new Class A Warrants.

  [3]  Private placement:

       In connection with the Private Placement (Note K) the Company issued the Placement Agent and its designee Placement Agent Warrants which entitle the holders to purchase 125,000 shares of common stock for $1.3125 per share and 75,000 shares of common stock for $5.00 per share, in both cases exercisable until December 30, 2002.


NOTE K - PREFERRED STOCK

On December 31, 1997, the Company completed a private placement in which it received net proceeds of $2,334,158 through the sale of 265,000 shares of Class A preferred stock. The preferred stock accrues dividends at the rate of 8% per annum, payable in cash or in shares of common stock at the election of the Company on the date the preferred stock is converted into shares of common stock. The preferred stock and dividends accrued are convertible at the election of the holder into shares of common stock at a conversion rate per share equal to the greater of (i) 75% of the average closing bid price of the common stock for the five consecutive trading days immediately prior to the date of conversion (subject to reduction, in 1% increments, between May 1, 1998 and August 29, 1998 to 70% if the Registration Statement has not been declared effective by the Securities and Exchange Commission and not approved by the National Association of Securities Dealers) or (ii) $0.2585. On December 31, 2000, the shares of preferred stock then outstanding automatically convert into shares of common stock.

BIG CITY BAGELS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 1997 and 1996


NOTE K - PREFERRED STOCK   (CONTINUED)

The Company may redeem the preferred stock in whole as a class at a price payable in cash equal to the sum of (i) 125% of the stated value of the shares being redeemed plus (ii) the dividends accrued through the redemption date.

Due to the beneficial conversion feature of the preferred stock the Company recorded a charge of $86,000 to retained earnings (accumulated deficit) on December 31, 1997, with a credit of like amount to additional paid-in capital.


NOTE L - BRIDGE FINANCING

In January 1996, the Company completed a bridge financing, pursuant to which it issued (i) an aggregate of $1,000,000 principal amount of promissory notes, which bore interest at the rate of 8% per annum and (ii) the right to receive upon the completion of the public offering an aggregate of 500,000 bridge units and 500,000 Class B redeemable common stock purchase warrants ("Class B warrants"). Each bridge unit consisted of one share of common stock and one Class A warrant. Two Class B warrants, together, entitled the holder to purchase one share of common stock for $8.00 through May 7, 2000. The units and warrants were valued at $684,000 and were accounted for as a debt discount which was fully amortized as of the consummation of the public offering. The promissory notes were repaid with the proceeds of the public offering.


NOTE M - SUBSEQUENT EVENTS

During January 1998 BCNY a wholly owned subsidiary of the Company (Note A) acquired all the assets of an unaffiliated bagel store located in New York City. The purchase price was $700,000 for which the Company paid the seller $275,000 in cash and $425,000 by the issuance of 346,497 shares of the Company's common stock at fair value ($425,000).

During February 1998, BCNY acquired certain equipment and was assigned a lease of an unaffiliated restaurant located in New York City. The purchase price was $80,000 for which approximately $50,000 is attributable to the equipment purchased. The Company paid $60,000 in cash and the remaining $20,000 will be paid by the issuance of shares of the Company's common stock to be calculated based on the average of the closing sale prices for the five trading days immediately preceding the date of the lease assignment.

During February 1998 the Company sold the franchise store repurchased during 1997 (Note I) for $50,000 in cash plus an additional amount for inventory located in the store at the closing date.

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.


                                    PART III

ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is incorporated by reference to the information included in the Company's definitive proxy statement in connection with the Annual Meeting of Shareholders to be held on June 30, 1998.

ITEM 10.          EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference to the information included in the Company's definitive proxy statement in connection with the Annual Meeting of Shareholders to be held on June 30, 1998.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference to the information included in the Company's definitive proxy statement in connection with the Annual Meeting of Shareholders to be held on June 30, 1998.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference to the information included in the Company's definitive proxy statement in connection with the Annual Meeting of Shareholders to be held on June 30, 1998.


                                     PART IV

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits Filed.

                  See Exhibit Index appearing later in this Report.

         (b)      Reports on Form 8-K.

                  None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 30, 1998                  BIG CITY BAGELS, INC.



                                      By:      /s/ Mark Weinreb
                                          ------------------------------------
                                          Mark Weinreb, Chairman of the Board,
                                          Chief Executive Officer and Secretary


         In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



         /s/ Mark Weinreb                                                                             March 30, 1998
------------------------------------         Chairman of the Board, Chief
Mark Weinreb                                 Executive Officer and Secretary



         /s/ Jerry Rosner                                                                            March 30, 1998
------------------------------------         President, Chief Operating Officer
Jerry Rosner                                 and Director



         /s/ Stanley Weinreb                                                                        March 30, 1998
------------------------------------         Director
Stanley Weinreb



         /s/ Stanley Raphael                                                                        March 30, 1998
------------------------------------         Director
Stanley Raphael



         /s/ Howard J. Fein                                                                        March 30, 1998
-----------------------------------         Chief Financial Officer (and
Howard J. Fein                              principal accounting officer)

                                  EXHIBIT INDEX

                                                                                       Incorporated
                                                                                       by Reference          No. in
Exhibit No.      Description                                                           from Document        Document
-----------      -----------                                                           -------------        --------
2.1              Form of Agreement and Plan of Contribution among the                        A                2.1
                 Company and the partners of Pumpernickel Partners, L.P.

3.1              Restated Certificate of Incorporation                                       A                3.1

3.1.2            Amendment to Restated Certificate of Incorporation                          B               3.1.2

3.1.3            Amendment to Certificate of Incorporation, as corrected                     C               3.1.3

3.2              Restated By-laws                                                            A                3.2

4.1              Form of Common Stock Certificate                                            A                4.1

4.2              Form of  Class A Warrant Certificate                                        A                4.2

4.3              Form of Class A Warrant Agreement between Continental Stock                 A                4.3
                 Transfer & Trust Company and the Company

4.3.1            Form of Amendment to Form of Class A Warrant Agreement                      B               4.3.1
                 between Continental Stock Transfer & Trust Company and the
                 Company

4.4              Form of Class A Preferred Stock Certificate                                 C                4.4

4.5              Form of Subscription Agreement between the Company and                      C                4.5
                 purchasers of Class A Preferred Stock

4.6              Form of warrant to purchase 125,000 shares of Common Stock                  C                4.6
                 at an exercise price of $1.3125 per share issued to Perrin, Holden
                 & Davenport Capital Corp. and its designee, dated December 31,
                 1997

4.7              Form of warrant to purchase 75,000 shares of Common Stock at                C                4.7
                 an exercise price of $5.00 per share issued to Perrin, Holden &
                 Davenport Capital Corp. and its designee, dated December 31,
                 1997

10.1             Form of Financial Consulting Agreement between the Company                  A                10.1
                 and the Underwriter

10.2             Employment Agreement between the Company and Mark                           A                10.2
                 Weinreb

10.2.1           Amendment to Employment Agreement between the Company                       B               10.2.1
                 and Mark Weinreb

10.3             Employment Agreement between the Company and Jerry Rosner                   A                10.3

10.3.1           Amendment to Employment Agreement between the Company                       B               10.3.1
                 and Jerry Rosner

10.4             1996 Performance Equity Plan                                                A                10.4




                                                                                       Incorporated
                                                                                       by Reference          No. in
Exhibit No.      Description                                                           from Document        Document
----------       -----------                                                          --------------        --------
10.5             Master Distribution Agreement, dated January 1, 1996, between               A                10.5
                 the Company and Sysco Food Services of Los Angeles, Inc.

10.6             Form of Franchise Agreement                                                 A                10.6

10.7             Form of Area Development Agreement                                          A                10.7

10.8             Form of Founders' Shareholder Agreement                                     A                10.8

10.9.1           Consolidation Agreement and Promissory Note, dated April 30,                A               10.9.1
                 1996, between the Company and Mark Weinreb

10.9.1(a)        Agreement  to Loan  Funds  and  Amendment  to  Consolidation  B
                 10.9.1(a)  Agreement and Promissory Note, dated April 30, 1996, between the Company and Mark Weinreb, dated June 11, 1997

10.9.2           Consolidation Agreement and Promissory Note, dated April 30,                A               10.9.2
                 1996, between the Company and Stanley Weinreb

10.9.2(a)        Agreement  to Loan  Funds  and  Amendment  to  Consolidation  B
                 10.9.2(a)  Agreement and Promissory Note, dated April 30, 1996, between the Company and Stanley Weinreb, dated June 11, 1997

10.9.3           Consolidation Agreement and Promissory Note, dated April 30,                A               10.9.3
                 1996, between the Company and Stanley Raphael

10.9.3(a)        Agreement  to Loan  Funds  and  Amendment  to  Consolidation  B
                 10.9.3(a)  Agreement and Promissory Note, dated April 30, 1996, between the Company and Stanley Raphael, dated June 11, 1997

21               Subsidiaries of the Company                                                 *

23               Consent of Richard A. Eisner & Company LLP                                  *

27               Financial Data Schedule                                                     *

99.1             Notice to Holders of Class A Warrants                                       B                99.1

-------------------

*                 Filed herewith.

A                 The  Company's   Registration  Statement  on  Form  SB-2  (No.
                  333-2154) declared effective by the Commission on May 7, 1996.

B                 The  Company's   Registration  Statement  on  Form  SB-2  (No.
                  333-29297) declared effective by the Commission on July 9, 1997.

C                 The  Company's   Registration   Statement  on  Form  S-3  (No.
                  333-44773) declared effective by the Commission on February 9, 1998.