Form 10KSB/A
period 1997-12-31
BIG CITY BAGELS INC
filed 1998-04-29
CIK 1006708

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                  FORM 10-KSB/A

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended                December 31, 1997
                          ---------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [No Fee Required]

For the transition period from ____________________ to ________________________

                         Commission file number 0-28058

                              BIG CITY BAGELS, INC.
                 ______________________________________________
                 (Name of small business issuer in its charter)

             New York                                  11-3137508
_______________________________             __________________________________
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

 99 Woodbury Road, Hicksville, New York                               11801
________________________________________                            __________
(Address of principal executive offices)                            (Zip Code)

                                 (516) 932-5050
                _______________________________________________
                (Issuer's telephone number, including Area Code)






         The Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-KSB for the year ended December 31, 1997 as set forth in the pages attached hereto:

       Item 9.   Directors and Executive Officers of the Registrant
       Item 10.  Executive Compensation
       Item 11.  Security Ownership of Certain Beneficial Owners and Management
       Item 12.  Certain Relationships and Related Transactions

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information regarding the Company's executive officers and directors. Except as otherwise set forth herein, executive officers serve at the discretion of the Board of Directors.


Name                 Age      Position
----------------    ----      ---------
Mark Weinreb....     45       Chairman of the Board, Chief Executive Officer
                               and Secretary

Jerry Rosner....     38       President, Chief Operating Officer and Director

Stanley Weinreb.     70       Director

Stanley Raphael.     62       Director

Howard J. Fein..     56       Chief Financial Officer

         Mark Weinreb has been the Chairman of the Board and Chief Executive Officer of the Company since its inception in December 1992 and has served as the Company's Secretary since January 1998. From 1975 to 1989, Mr. Weinreb was employed by Bio Health Laboratories, Inc. ("Bio Health"), a medical testing laboratory, and from 1985 to 1989, he was an owner and vice president of Bio Health, which was sold in 1989. During his tenure at Bio Health, Mr. Weinreb was responsible for day-to-day operations, including overseeing the technical aspects of the laboratory, negotiating property and equipment leases and handling financing proposals, mergers and acquisitions. From 1989 to 1992, Mr. Weinreb managed his private investments. Mark Weinreb is the son of Stanley Weinreb.

         Jerry Rosner has been President, Chief Operating Officer and a director of the Company since inception. From 1983 to August 1995, Mr. Rosner was President and co-owner of Bagel Boss East, Inc. ("Bagel Boss"), a company that owned and operated a bagel store in Bay Shore, New York. At Bagel Boss, Mr. Rosner was responsible for all aspects of operations, including production, recipe development, equipment purchases, lease negotiations, labor relations and wholesale operations. Mr. Rosner has over 20 years of experience in the bagel industry.

         Stanley Weinreb has been a director of the Company since inception and served as Vice President of the Company from inception to January 1998. From 1952 to 1989, he was President and owner of Bio Health, a company which he founded. During his tenure at Bio Health, Mr. Weinreb was the medical director of the laboratory and was responsible for quality control, obtaining state and federal licenses and regulatory compliance. Stanley Weinreb is the father of Mark Weinreb.

         Stanley Raphael has been a director of the Company since inception and served as Secretary of the Company from inception to January 1998. Since 1984, he has served as President and a director of Trade Consultants, Inc., a management consulting company. Prior to 1984, Mr. Raphael was an international trader of oils, chemicals and petrochemicals. He currently is a director of Edge Petroleum Corp.

         Howard J. Fein has been Chief Financial Officer of the Company since February 1998. Mr. Fein is a certified public accountant and since 1972 he has been a principal of Fein & Fein, P.C., a private accounting firm located in Hicksville, New York.

         The executive officers of the Company are elected annually by the Board of Directors and serve at the discretion of the Board.

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who beneficially own more than ten percent of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. These reporting persons also are required to furnish the Company with copies of all
Section 16(a) forms they file. To the Company's knowledge, based solely on its review of the copies of such forms furnished to it and representations that no other reports were required, the Company believes that all Section 16(a) reporting requirements were complied with during the year ended December 31, 1997.


ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to the Company's Chief Executive Officer and each of the other most highly paid executive officers whose compensation exceeded $100,000 in the year ended December 31, 1997:


                           SUMMARY COMPENSATION TABLE
                                                                                 Annual Compensation
                                                          -----------------------------------------------------------
                                                                                                         Other Annual
                                                                         Salary           Bonus          Compensation
Name and Principal Position                               Year             ($)             ($)               ($)
----------------------------------------------            ----           ------           -----          ------------
Mark Weinreb                                              1997           185,696           --                --
Chairman of the Board, Chief Executive Officer            1996           149,000           --                --
and Secretary                                             1995           17,138            --                --

Jerry Rosner                                              1997           185,696           --                --
President and Chief Operating Officer                     1996           149,000           --                --
                                                          1995           17,138            --                --



         The executive officers of the Company named above routinely receive other benefits from the Company, the amounts of which are customary in the industry. The Company has concluded, after reasonable inquiry, that the aggregate amounts of such benefits during the year ended December 31, 1997 did not exceed the lesser of $50,000 or 10% of the compensation set forth above as to any named individual.

         The following table summarizes the number of shares and the terms of stock options granted to the Company's Chief Executive Officer and each of the other most highly paid executive officers whose compensation exceeded $100,000 in the year ended December 31, 1997:


                          OPTION/SHARE GRANTS DURING YEAR ENDED DECEMBER 31, 1997
                          -------------------------------------------------------
                                              Individual Grants
                                             --------------------
                                                           % of Total
                                                         Options/Shares                        Market
                                          Options/         Granted to          Exercise       Price on
Name and Position                          Shares         Employees in          Price         Date of       Expiration
During Period                              Granted         Fiscal Year        ($/Share)      Grant ($)         Date
-----------------------------------       ---------       ------------        ----------    -----------   ------------
Mark Weinreb                              10,000(1)           14.9%              5.375        5.375         3/30/2007
Chairman of the Board, Chief
Executive Officer and Secretary

Jerry Rosner                              10,000(1)           14.9%              5.375        5.375         3/30/2007
President and Chief Operating
Officer


(1) Represents immediately exercisable options to purchase 10,000 shares of Common Stock granted pursuant to the terms of the Company's 1996 Performance Equity Plan ("1996 Plan"), which provides for stock option grants of 10,000 shares to be made to each director of the Company on March 31st of each year. See "--1996 Performance Equity Plan."

Employment Agreements

         The Company has entered into employment agreements with each of Mark Weinreb, its Chairman of the Board, Chief Executive Officer and Secretary, and Jerry Rosner, its President and Chief Operating Officer, providing for initial terms expiring on December 31, 1998, and base annual salaries of $125,000 until completion of the Company's initial public offering (which was completed in May
1996) and $165,000 thereafter, plus annual 10% increases. These agreements also provide that the Company will continue to pay the base salary to the employee or legal representative in the event of the employee's termination due to disability or death for a six-month period following termination. The agreements contain provisions prohibiting the employee from competing with the Company during the term of employment and for a period of two years thereafter.

1996 Performance Equity Plan

         In March 1996, the Company adopted the 1996 Performance Equity Plan ("1996 Plan"). The 1996 Plan authorizes the granting of awards of up to 350,000 shares of Common Stock to the Company's key employees, officers, directors and consultants. Awards consist of stock options (both nonqualified options and options intended to qualify as "Incentive" stock options under Section 422 of the Internal Revenue Code of 1986, as amended), restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards, as described in the 1996 Plan.

         On March 31st of each calendar year during the term of the 1996 Plan, assuming there are enough shares then available for grant under the 1996 Plan, each person who is then a director of the Company will be awarded stock options to purchase 10,000 shares of Common Stock at the fair market value thereof (as determined in accordance with the 1996 Plan), all of which options are immediately exercisable as of the date of grant and have a term of ten years. These are the only awards which may be granted to a director of the Company under the 1996 Plan. The 1996 Plan is administered by the Board of Directors which determines the persons (other than directors) to whom awards will be granted, the number of awards to be granted and the specific terms of each grant, including the exercisability thereof, subject to the provisions of the 1996 Plan.

         In connection with qualified stock options, the exercise price of each option may not be less than 100% of the fair market value of the Common Stock on the date of grant (or 110% of the fair market value in the case of a grantee holding more than 10% of the outstanding stock of the Company). The aggregate fair market value of shares for which qualified stock options are exercisable for the first time by such employee during any calendar year may not exceed $100,000. Nonqualified stock options granted under the 1996 Plan are also required to have exercise prices not less than the fair market value of the Common Stock on the date of grant.

         The 1996 Plan also contains certain change in control provisions which could cause options and other awards to become immediately exercisable and restrictions and deferral limitations applicable to other awards to lapse in the event any "person," as such term is used in Sections 13(d) and 14(d) of the Exchange Act, including a "group" as defined in Section 13(d), but excluding certain shareholders of the Company, acquires beneficial ownership of more than 25% of the Company's outstanding shares of Common Stock.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of April 15, 1998, with respect to (i) those persons or groups known to the Company to beneficially own more than 5% of the Company's Common Stock, (ii) each director,
(iii) each executive officer whose compensation exceeded $100,000 in the year ended December 31, 1997, and (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934 based upon information furnished by the persons listed or contained in filings made by them with the Securities and Exchange Commission. Except as indicated below, the shareholders listed possess sole voting and investment power with respect to their shares.

                                                                       Amount and Nature of        Percent
Name and Address of Beneficial Owner(1)                                Beneficial Ownership        of Class
------------------------------------                                   --------------------        --------
Management Group (2).......................................               2,935,456                  43.2%
Mark Weinreb...............................................                 879,538(3)(4)            13.1%
Jerry Rosner...............................................                 810,154(3)(4)            12.0%
Stanley Weinreb............................................                 625,851(3)(4)             9.3%
Stanley Raphael............................................                 619,913(3)(4)(5)          9.2%
All executive officers and directors
  as a group (five persons)................................               2,960,397(6)               43.6%

---------------------------------

(1) The address of each of the persons listed, other than Mr. Rosner, is c/o Big City Bagels, Inc. 99 Woodbury Road, Hicksville, New York 11801. Mr. Rosner's address is c/o Big City Bagels, Inc., 3101 West Coast Highway, Suite 311, Newport Beach, California 92663.

(2) The Management Group consists of Mark Weinreb, Jerry Rosner, Stanley Weinreb and Stanley Raphael, each of whom is a party to, and has agreed to vote their shares in accordance with, the Founders' Shareholder Agreement described below. Each of the members of this group shares voting power with respect to the shares of Common Stock held by each of the members. The number of shares set forth in the table includes the shares held by each member, including an aggregate of 80,000 shares of Common Stock issuable upon exercise of currently exercisable options.

(3)  Does not include shares held by other members of the Management  Group (see
     Note 2) with respect to which each member shares voting power with the other members of such group.

(4) Includes 20,000 shares of Common Stock issuable upon exercise of currently exercisable options.

(5) Includes 5,938 shares of Common Stock owned by Trade Consultants, Inc. Pension Fund, of which Mr. Raphael is the trustee.

(6) Includes an aggregate of 80,000 shares of Common Stock issuable to the directors of the Company upon exercise of currently exercisable options. Also includes 24,941 shares of Common Stock owned by Howard J. Fein, Chief Financial Officer of the Company.


Founders' Shareholder Agreement

         Mark Weinreb, Jerry Rosner, Stanley Weinreb and Stanley Raphael are parties to the Founders' Shareholder Agreement and the shares of Common Stock beneficially owned by them are subject to the terms of the Founders' Shareholder Agreement. Pursuant to the Founders' Shareholder Agreement, each of these members has agreed to vote his shares for the election of each of the other members of the group as a director of the Company as long as each such other member owns at least 100,000 shares of Common Stock. In addition, the members have granted a right of first refusal to the others with respect to any sales of Common Stock held by them other than pursuant to a registration statement under the Securities Act or pursuant to Rule 144 promulgated thereunder.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Since the Company's inception, its operations have been partially funded from time to time by loans to the Company made directly by Mark Weinreb, Stanley Weinreb and Stanley Raphael, or indirectly through corporations controlled by Mark Weinreb and Stanley Weinreb (the "Shareholder Loans"). At December 31, 1995, the principal amount of the Shareholder Loans, which bear interest at 10% per annum, aggregated $462,468, of which an aggregate of $375,000 was paid during the year ended December 31, 1996, and the remaining balance was entirely repaid as of December 31, 1997.

         Pumpernickel Partners, L.P. ("Pumpernickel Partners") was a Delaware limited partnership formed in August 1993 that owned and operated two Big City Bagels franchises in Costa Mesa and Laguna Niguel, California. Mark Weinreb, Stanley Weinreb and Stanley Raphael each owned 22.5%, and Jerry Rosner owned 10%, of the general partner, Bagel Partners, Inc. ("Bagel Partners"), which owned a 5% interest in Pumpernickel Partners. The remaining 22.5% interest of Bagel Partners was owned by an individual responsible for the day-to-day operations of the two stores operated by Pumpernickel Partners. Mark Weinreb, Stanley Weinreb and Stanley Raphael also owned a 6.9%, 6.9% and 3.45% limited partnership interest in Pumpernickel Partners, respectively. Immediately prior to the closing of the Company's initial public offering, all of the limited partners of Pumpernickel Partners contributed to the Company their limited partnership interests in Pumpernickel Partners, and all of the shareholders of Bagel Partners contributed to the Company all of the capital stock of Bagel Partners in exchange for an aggregate of 181,250 shares of Common Stock of the Company. As a result of their interests in Bagel Partners and Pumpernickel Partners, Mark Weinreb, Jerry Rosner, Stanley Weinreb and Stanley Raphael received 13,913, 904, 13,913 and 7,975 shares of Common Stock, respectively.

         In May 1996, Monroe Parker Securities, Inc. ("Monroe Parker") acted as the underwriter in connection with the Company's initial public offering, in which the Company raised approximately $5,175,000 of gross proceeds. In connection with the initial public offering, the Company paid to Monroe Parker 10% commissions and a 3% nonaccountable expense allowance. The Company also agreed to sell to designees of Monroe Parker, for a nominal fee, Unit Purchase Options to purchase up to an aggregate of 112,500 Units, each Unit consisting of one share of Common Stock and one Class A Warrant. The Unit Purchase Options were exercisable at $4.80 per Unit from May 1997 to May 2001 and were exercised in July 1997. As a designee of Monroe Parker, Stephen Drescher, the Director of Corporate Finance of Monroe Parker and a director of the Company from October 1996 to December 1997, received 11,250 Unit Purchase Options. Pursuant to the Underwriting Agreement, the Company also engaged Monroe Parker as its financial consultant until May 1998 for a monthly fee of $1,000. In order to induce the exercise of the Company's Class A and Class B Warrants, during 1997 the Company reduced the exercise price of these warrants to $2.50 per share during a 90-day special exercise period and did not require two Class B Warrants to be exercised in tandem to receive one share of Common Stock. In addition, for each warrant exercised during the special exercise period, a new Class A Warrant was issued to the exercising holder. During a subsequent special exercise period, the

Company further reduced the xercise price of the Class B Warrants to $1.00 per share. In November 1997, all 500,000 Class B Warrants, which were held by Monroe Parker, were exercised at the reduced exercise price, from which the Company received gross proceeds of $500,000.

         In February 1998, the Company appointed Howard J. Fein to serve as Chief Financial Officer (and principal accounting officer) of the Company at a salary of $50,000 for 1998. Mr. Fein is a principal of Fein & Fein, P.C., a private accounting firm which has rendered accounting consulting services to the Company since its inception in 1992. During the year ended December 31, 1997, in consideration for accounting consulting services rendered by Fein & Fein and Howard J. Fein, the Company paid Fein & Fein $100,201 in cash and granted an award of Common Stock to Howard J. Fein with a value of $26,500 pursuant to the 1996 Plan (24,941 shares of Common Stock based on the last sale price of the Common Stock on the date of grant).

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: April 29, 1998                BIG CITY BAGELS, INC.


                                     By:  /s/ Mark Weinreb
                                         _____________________________________
                                         Mark Weinreb, Chairman of the Board,
                                         Chief Executive Officer and Secretary


         In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



 /s/ Mark Weinreb         Chairman of the Board, Chief         April 29, 1998
----------------------    Executive Officer and Secretary
Mark Weinreb


/s/ Jerry Rosner          President, Chief Operating Officer   April 29, 1998
----------------------    and Director
Jerry Rosner


/s/ Stanley Weinreb       Director                             April 29, 1998
----------------------
Stanley Weinreb


/s/ Stanley Raphael       Director                             April 29, 1998
----------------------
Stanley Raphael


/s/ Howard J. Fein        Chief Financial Officer (and         April 29, 1998
----------------------    principal accounting officer)
Howard J. Fein