Form 10QSB
period 1998-03-31
BIG CITY BAGELS INC
filed 1998-05-15
CIK 1006708

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

   X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998

 ____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _________________ to __________________

                         Commission File number 0-28058

                              BIG CITY BAGELS, INC.
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

          New York                                         11-3137508
-------------------------------                        -------------------
(State or Other Jurisdiction of                          (I.R.S. Employe
 Incorporation of Organization)                         Identification No.)

                     99 Woodbury Road, Hicksville, NY 11801
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (516) 932-5050
                 -----------------------------------------------
                 (Issuer's Telephone Number Including Area Code)


              ---------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At May 11, 1998, the issuer had outstanding 6,744,768 shares of Common stock, par value $.001 per share.

PART 1: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

                      BIG CITY BAGELS, INC. AND SUBSIDIARY
                                 BALANCE SHEETS

                                                                             March 31, 1998          December 31,1997
                                                                          -------------------     ---------------------
                         ASSETS
Current assets:
 Cash and cash equivalents.............................................            $2,928,326                $4,118,031
 Accounts receivable...................................................               187,575                   104,190
 Inventory.............................................................                48,807                    43,868
 Prepaid expenses and other current assets.............................               120,924                    41,133
                                                                        ---------------------     ---------------------
     Total current assets..............................................             3,285,632                 4,307,222

Fixed assets, net of accumulated depreciation..........................               605,142                   611,095
Intangible assets, net of accumulated amortization.....................               697,990                    23,267
Security deposits and other assets.....................................               290,563                   220,380
                                                                        ---------------------     ---------------------
     TOTAL.............................................................            $4,879,327                $5,161,964
                                                                        =====================     =====================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Capital lease obligations..............................................               $40,300                   $38,862
Unearned franchise fee income..........................................               253,500                   278,500
Accounts payable.......................................................               203,702                   287,138
Accrued expenses.......................................................               122,435                    74,206
                                                                        ---------------------     ---------------------
     Total current liabilities.........................................               619,937                   678,706

Deferred rent payable..................................................                 4,933                     7,795
Capital lease obligations, noncurrent..................................                46,605                    57,235
                                                                        ---------------------     ---------------------
     Total liabilities.................................................               671,475                   743,736
                                                                        ---------------------     ---------------------

Stockholders' equity:
Convertible  (redeemable)  preferred stock;  $.001 par value;
 1,000,000 shares authorized; 265,000 shares issued and
 outstanding (liquidation value $3,312,500).............................                  265                       265
Common stock; $.001 par value; 25,000,000 shares
 authorized; 6,733,728 and 6,343,466 shares issued and
 outstanding at March 31, 1998 and December 31, 1997,
 respectively..........................................................                 6,734                     6,344
Additional paid-in capital.............................................            10,123,463                 9,677,189
Accumulated deficit....................................................           (5,922,610)               (5,258,070)
Unearned portion of compensatory stock................................                      0                   (7,500)
                                                                        ---------------------     ---------------------
     Total stockholders' equity........................................             4,207,852                 4,418,228
                                                                        ---------------------     ---------------------
     TOTAL.............................................................            $4,879,327                $5,161,964
                                                                        =====================     =====================

The accompanying notes are an integral part of the financial statements.

                      BIG CITY BAGELS, INC. AND SUBSIDIARY
                            STATEMENTS OF OPERATIONS

                                                                        Three Months Ended
                                                        March 31, 1998                      March 31, 1997
                                                      ---------------                      --------------
REVENUES:
Product sales by company-owned stores                         $696,840                           $456,574
Product sales to franchisees and others                        173,730                            150,283
Franchise fees                                                  60,500                                  0
Royalty income                                                  44,569                             43,354
Interest income                                                 39,687                             17,480
                                                      ----------------                   ----------------
     Total revenues                                          1,015,326                            667,691
                                                      ----------------                   ----------------

COSTS AND EXPENSES:
Cost of sales                                                  427,530                            358,656
Selling, general and administrative expenses                 1,248,934                          1,098,673
Interest expense                                                 3,402                             12,968
                                                      ----------------                   ----------------
     Total costs and expenses                                1,679,866                          1,470,297
                                                      ----------------                   ----------------

NET (LOSS)                                                  $(664,540)                         $(802,606)
                                                      ================                   ================

Basic and diluted net (loss) per common share                  $(0.10)                            $(0.16)
                                                      ================                   ================
Weighted average common shares outstanding                   6,686,700                          4,929,175
                                                      ================                   ================




The accompanying notes are an integral part of the financial statements.

                      BIG CITY BAGELS, INC. AND SUBSIDIARY
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                Unearned Portion of
                            Preferred Stock        Common Stock       Additional                Compensatory Stock
                            ----------------     -----------------     Paid-In    Accumulated   -------------------
                            Shares    Amount     Shares     Amount     Capital     Deficit       Shares   Amount      Total
                            -------   ------    ---------   ------   ----------   -----------    ------  --------   ----------
BALANCE, January 1, 1998    265,000    $265     6,343,466   $6,344   $9,677,189   $(5,258,070)   15,000  $(7,500)   $4,418,228

Issuance of common stock
 for acquisition of assets                        365,321      365      444,635                                        445,000

Shares issued as
compensation                                       24,941       25       26,475                                         26,500

Amortization of
compensatory stock                                                                                         7,500         7,500

Registration costs                                                      (24,836)                                       (24,836)

Net loss                                                                            (664,540)                         (664,540)
                         ---------    -----    ----------   ------  ------------ ------------    -------  -------    -----------

BALANCE, March 31, 1998   265,000      $265     6,733,728   $6,734  $10,123,463  $(5,922,610)    15,000       $0    $4,207,852
                         =========    =====    ==========   ======  ============ ============    =======  =======    ===========




The accompanying notes are an integral part of the financial statements.

                      BIG CITY BAGELS, INC. AND SUBSIDIARY
                              CASH FLOWS STATEMENTS
                      FOR THE THREE MONTHS ENDED MARCH 31,

                                                                                        1998                   1997
                                                                                        ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss..................................................................            $(664,540)              $(802,606)
                                                                                 ---------------          --------------

Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization..........................................               47,217                  60,634
   Issuance of common stock for compensation and
   professional services..................................................               34,000                   7,500
   (Increase) Decrease in:
     Accounts receivable..................................................             (83,385)                  (5,720)
     Inventory............................................................              (4,939)                   6,431
     Interest receivable on U.S. Treasury bills...........................                   0                    5,542
     Prepaid expenses and other current assets............................             (79,791)                   2,599
   Increase (Decrease) in:
     Unearned franchise fee income........................................             (25,000)                  65,500
     Deferred rent payable................................................              (2,862)                  (2,862)
     Accounts payable.....................................................             (83,434)                  32,975
     Accrued expenses.....................................................              48,229                    9,411
                                                                                 --------------           -------------
Total adjustments.........................................................            (149,965)                 182,010
                                                                                 --------------           -------------
Net cash used in operating activities.....................................            (814,505)               (620,596)
                                                                                 --------------           -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of franchises..............................................                   0                 (75,000)
   Purchases of fixed and intangible assets...............................            (320,989)                (13,032)
   Sale of fixed assets...................................................              50,000                       0
   Increase in security deposits..........................................             (70,183)                (11,411)
   Purchase of United States Treasury bills...............................                   0                (243,880)
   Sales of United States Treasury bills..................................                   0                 250,000
                                                                                 --------------            ------------
Net cash used in investing activities.....................................            (341,172)                (93,323)
                                                                                 --------------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Registration costs.....................................................             (24,836)                      0
   Proceeds from loan payable.............................................                   0                 225,000
   Repayment of stockholder loans.........................................                   0                 (23,700)
   Repayment of notes payable.............................................              (9,192)                (15,024)
                                                                                 --------------            ------------
Net cash (used) provided by financing activities..........................             (34,028)                186,276
                                                                                 --------------            ------------

NET DECREASE IN CASH......................................................          (1,189,705)               (527,643)
Cash, beginning of period.................................................           $4,118,031               $654,856
                                                                                 ==============            ============
Cash, end of period.......................................................           $2,928,326               $127,213
                                                                                 ==============            ============







                            (Continued on next page)

                      BIG CITY BAGELS, INC. AND SUBSIDIARY
                        CASH FLOWS STATEMENTS (CONTINUED)
                      FOR THE THREE MONTHS ENDED MARCH 31,





Supplemental disclosure of non cash activities:

     Cash paid during the year for:                                                         1998              1997
                                                                                           -------           ------
         Interest...............................................................           $3,402           $12,633
         Income taxes...........................................................            5,650             1,900

In February 1997, the Company  acquired all of the assets of a franchise for the following:
         Forgiveness of outstanding accounts receivable.........................                             $8,796
         Issuance of 8,264 shares of common stock...............................                              8,264
                                                                                                         -------------
                                                                                                             17,060
         Cash paid..............................................................                             75,000
                                                                                                         -------------
                   Total amount attributed to fixed assets......................                            $92,060
                                                                                                         =============


     Assets purchased by the issuance of 365,321
     Shares of common stock.....................................................        $445,000
     Cash paid..................................................................         386,466
                                                                                     --------------

         Total amount attributed to fixed assets................................        $831,466
                                                                                     ==============







The accompanying notes are an integral part of the financial statements.

                      BIG CITY BAGELS, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS

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

                  The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results of operations for the full year ending December 31, 1998. These statements should be read in conjunction with the Company's financial statements for the year ended December 31, 1997 appearing in the Company's Annual Report on Form 10- KSB.

(NOTE B) -        Acquisitions and Sales:

                  In January 1998, BCNY, a wholly owned subsidiary of the Company, acquired all the assets of an unaffiliated bagel store located in New York City. The purchase price was $700,000 for which the Company paid the seller $275,000 in cash and $425,000 by the issuance of 346,497 shares of the Company's common stock at fair value ($425,000).

                  In February 1998, BCNY acquired certain equipment and was assigned a lease of an unaffiliated restaurant located in New York City. The purchase price was $80,000 for which approximately $50,000 is attributable to the equipment purchased. The Company paid $60,000 in cash and the remaining $20,000 was paid by the issuance of 18,824 shares of the Company's common stock at fair value ($20,000).

                  In February 1998, the Company sold the franchise store repurchased during 1997 for $50,000 in cash, representing the carrying value of the franchise, plus $5,147 for inventory located in the store.

(NOTE C) -        Loan Payable:

                  In February and March 1997, the Company borrowed $225,000 against its investment in United States Treasury Bills. This short term borrowing, used in operations, enabled the Company to maintain its investments until maturity. This loan was repaid in April 1997.

(NOTE D) -        Common Stock Options:

                  Pursuant to the Company's 1996 Performance Equity Plan ("1996 Plan"), on March 31st of each calendar year during the term of the 1996 Plan, assuming there are enough shares then available for grant under the 1996 Plan, each person who is then a director of the Company will be awarded stock options to purchase 10,000 shares of Common Stock at the fair market value thereof (as determined in accordance with the 1996
                  Plan), all of which options are immediately exercisable as of the date of grant and have a term of ten years. These are the only awards which may be granted to a director of the Company under the 1996 Plan. On March 31, 1998, the directors of the Company were granted options to purchase an aggregate of 40,000 shares of Common Stock at an exercise price of $0.9375 per share.

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

Results of Operations

Revenues for the three months ended March 31, 1998, were $1,015,326, a 52% increase from revenues of $667,691 for the three months ended March 31, 1997. This increase was attributable to gains in the following areas: store and commissary product sales, franchise fees, royalty income and interest income. Store and commissary product sales increased $263,713, or approximately 43%, to $870,570 for the three months ended March 31, 1998 from $606,857 for the three months ended March 31, 1997. This increase was due to the maturing of Company-owned retail store operations, the acquisition of one new retail store in January 1998, the growth of the wholesale business and increased commissary sales to franchise stores. There were $60,500 of franchise fee revenues for the three months ended March 31, 1998, as compared with no franchise fee revenues for the three months ended March 31, 1997, because two new franchise stores and one store under a licensing agreement opened during the 1998 period. Revenue under franchise agreements is generally recognized when the franchise stores are opened. The Company has unearned franchise fee income of $253,500 at March 31, 1998, compared to $329,250 at March 31, 1997. Unearned franchise fee income represents non-refundable franchise fees which will be recognized as revenue as the related franchise stores are opened. Royalty income during both periods was substantially unchanged. Interest income for the three months ended March 31, 1998 was $39,687, a 127% increase from the interest income for the three months ended March 31, 1997, resulting primarily from the cash proceeds of the Company's private placement of preferred stock in December 1997, and the exercise of the Company's Class A Redeemable Common Stock Purchase Warrants ("Class A Warrants"), Class B Redeemable Common Stock Purchase Warrants ("Class B Warrants") and the Unit Purchase Option, which were deposited into interest bearing accounts. See "--Liquidity and Capital Resources."

During the three months ended March 31, 1998, the Company entered into no new franchise agreements, as compared to one franchise area development agreement (three stores) for the three months ended March 31, 1997. In September 1997, the Company entered into a licensing agreement with Total Petroleum Inc., pursuant to which following a short trial, the licensee intended to operate a minimum of seven full service Big City Bagels stores. The first store opened in January 1998. Soon thereafter, the licensee was acquired by another company which notified the Company (in accordance with the terms of the license agreement) that it does not intend to open any additional stores. In January 1998, the Company renegotiated a twelve-store area development agreement that it had entered into in 1996 providing for the opening of stores in Minnesota. The franchisee has opened four stores and now is not required to open additional stores. The franchisee still operates its own commissary and may elect to open new stores in the future. Management believes that these business decisions were in the best interest of the Company and does not believe this reflects a trend within its franchise system. Cost of sales were $427,530, representing 49% of net sales for the three months ended March 31, 1998 compared to $358,656 or 59% for the three months ended March 31, 1997. The decrease in cost of sales as a percentage of sales was primarily attributable to an increase in the mix between sales from the Company-owned stores and sales from the commissary to franchisees, which generally represents a higher gross profit percentage. The increase in cost of sales of $68,874 was primarily due to increased product sales resulting from the additional Company-owned store acquired, increased wholesale business and increased sales from the commissary to franchisees.

Selling, general and administrative expenses (SG&A) were $1,248,934 for the three months ended March 31, 1998, a 14% increase from $1,098,673 for the three months ended March 31, 1997. This increase was primarily a result of: a $97,768 increase in salaries from $418,632 for the three months ended March 31, 1997 to $516,400 for the three months ended March 31, 1998, due to the hiring of a part time chief financial officer and increases in management, administrative personnel and officers' salaries; and increases of $26,700 in rent and $29,505 in advertising.

Interest expense decreased by $9,566 during the three months ended March 31, 1998, substantially due to the Company retiring its debt obligations to its shareholders.

The net loss for the three months ended March 31, 1998 was $664,540, compared to a net loss of $802,606 for the three months ended March 31, 1997. The primary reason for the decrease in the current period loss was due to the increased revenues, with better margins, realized in the three months ended March 31, 1998.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 1998 were $2,928,326, compared to $4,118,031 at December 31, 1997. This decrease was primarily attributable to funding the Company's operating loss for the three months ended March 31, 1998 and for the purchase of two stores in New York City.

Accounts receivable increased to $187,575 at March 31, 1998, from $104,190 at December 31, 1997. This increase was primarily due to increases in commissary sales to franchisees and the Company's wholesale business.

Inventory increased to $48,807 at March 31, 1998, from $ 43,868 at December 31, 1997, due to the purchase of another Company-owned store.

Prepaid expenses and other current assets increased to $120,924 at March 31, 1998 from $41,133 at December 31,1997, due to the building of a new commissary and payments made toward the rent and design work of the New York City Company-owned store that will be opened later this year.

Fixed assets, net of accumulated depreciation, decreased to $605,142 at March 31, 1998 from $611,095 at December 31, 1997, resulting from the sale of a Company-owned store and the normal depreciation of Company assets during the quarter ended March 31, 1998.

Intangible assets, net of accumulated amortization, increased to $697,990 at March 31, 1998 from $23,267 at December 31, 1997, resulting from the goodwill realized on the acquisition of a unaffiliated bagel store in New York City.

Security deposits and other assets increased to $290,563 at March 31,1998 from $220,380 at December 31, 1997, resulting from the acquisition of the New York City bagel store, and the assignment of a lease to a restaurant.

The current and non-current portion of capital lease obligations decreased to $86,905 at March 31, 1998 from $ 96,097 at December 31, 1997, as a result of the Company making the required payments during this period.

The combination of accounts payable and accrued expenses decreased to $326,137 at March 31, 1998 from $361,344 at December 31, 1997. This decrease was primarily due to the Company's ability to pay its bills in a more timely manner.

At March 31, 1998, the Company had $2,665,695 of working capital and a current ratio of 5.3 to 1.

The Company's operating activities used net cash of $814,505 during the three months ended March 31, 1998, as compared to net cash used in operations of $620,596 for the corresponding period of the prior year. This increase was primarily due to a pay down of accounts payable, additional prepayment of assets, a decrease of collections of accounts receivable, and a decrease in unearned franchise fees, partially offset by a decrease in funds required to support the Company's net loss.

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

     In order to increase revenues generated by commissary sales, in March 1998 the Company increased its prices for prepared bagel dough sold to franchises. In addition, in April 1998 the Company increased retail prices in its Company-owned stores and has encouraged its franchisees to do the same.

     The Company will make increased efforts to promote its franchise sales by the Company's visibility in trade and business publications. Two new franchise stores and one store under a licensing agreement have opened in the first quarter of 1998.

     Reduce Costs

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

     The Company has been evaluating the desirability of discontinuing the operations of the lower volume stores that drain the Company's resources. As part of this process, the Company sold its store located in Park City, Utah to an unaffiliated entity for $50,000.

     Expansion

     The Company plans to open additional Company-owned stores and acquire other bagel stores or complementary retail food outlets which will enhance existing operations or provide entry into new markets. In January 1998, the Company purchased a bagel store located in New York City and has an exclusive option to purchase an additional store in New York City until January 1999. The Company entered into consulting agreements with the two former owners of this bagel store, pursuant to which they agreed to assist the Company to operate this store and in opening additional stores in New York City. The Company recently leased retail space in New York City where it intends to open another Company owned store in June 1998. The Company's ability to make acquisitions and open new Company-owned stores (other than the second New York City store) is dependent upon its ability to obtain financing from outside sources. While the Company is exploring its ability to obtain such financing, there can be no assurance that it will be able to do so.

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

PART II. - OTHER INFORMATION

Item 2 - Changes in Securities

     (c)  Recent Sales of Unregistered Securities

     During the three months ended March 31, 1998, the Company made the following sales of unregistered securities:




                                                            Consideration Received
                                                              and Description of                         If Option, Warrant
                                                             Underwriting or Other                         or Convertible
                                                              Discounts to Market     Exemption from     Security, Terms of
                                                               Price Afforded to       Registration         Exercise or
Date of Sale         Title of Security       Number Sold          Purchasers             Claimed             Conversion
-------------      -------------------      -------------   ----------------------    --------------    ---------------------
2/9/98             Common Stock                24,941       Consulting services            4(2)         N/A

2/12/98            Common Stock                18,824       Acquisition of equipment       4(2)         N/A

3/31/98            options to purchase         40,000       options granted - no           4(2)         exercisable for ten
                   Common Stock granted                     consideration received by                   years from date of
                   to directors                             Company until exercise                      grant at an exercise
                                                                                                        price of $0.9375  per
                                                                                                        share
------------------ ---------------------- ----------------- ----------------------- ------------------  --------------------


Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits

          10.11 Stock option agreement, dated March 31, 1998, between the Company and Mark Weinreb.

          10.11.1 Schedule of omitted documents in the form of Exhibit 10.11, including material detail in which such documents differ from Exhibit 10.11.

          27        Financial Data Schedule (3/31/98)

     (b)  Reports on Form 8-K

          None

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  Big City Bagels, Inc.
                                  --------------------------
                                  (Registrant)


Dated:    May 14, 1998            By:/s/ Mark Weinreb
                                  ----------------------------------------
                                   Mark Weinreb, Chairman, and Chief
                                     Executive Officer and Chief Financial
                                     Officer (and principal accounting officer)

EXHIBIT INDEX

EXHIBIT
NUMBER        DESCRIPTION                                                  PAGE
---------     ------------                                                 ----
10.11         Stock option agreement, dated March 31, 1998,
              between the Company and Mark Weinreb...........................15

10.11.1 Schedule of omitted documents in the form of Exhibit 10.11, including material detail in which such documents differ from Exhibit 10.11.............................................22

27            Financial Data Schedule (3/31/98)..............................23