Form 10QSB
period 1998-06-30
BIG CITY BAGELS INC
filed 1998-08-14
CIK 1006708

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

   X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998

         Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from  _________________  to _______________

                           Commission File number   0-28058

                              BIG CITY BAGELS, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

              New York                                          11-3137508
-------------------------------                               --------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation of Organization)                              Identification No.)

                     99 Woodbury Road, Hicksville, NY 11801
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (516) 932-5050
                  ---------------------------------------------
                 (Issuer's Telephone Number Including Area Code)


              (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At August 10, 1998, the issuer had outstanding 1,495,092 shares of Common stock, par value $.001 per share.

BIG CITY BAGELS, INC. AND SUBSIDIARY
BALANCE SHEETS

                                                                                 June 30,        December 31,
                                                                                   1998               1997
                                                                                   ----               ----
                                     ASSETS
Current assets:
      Cash and cash equivalents ................................................ $  2,182,284  $  4,118,031
      Accounts receivable ......................................................      207,371       104,190
      Inventory ................................................................       60,757        43,868
      Prepaid expenses and other current assets ................................      116,585        41,133
                                                                                 ------------  ------------
           Total current assets ................................................    2,566,997     4,307,222

      Fixed assets, net of accumulated depreciation ............................      735,107       611,095
      Intangible assets, net of accumulated
      amortization .............................................................      161,851        23,267
      Security deposits and other assets .......................................      136,932       220,380
                                                                                 ------------  ------------
           TOTAL ............................................................... $  3,600,887  $  5,161,964
                                                                                 ============  ============


                                              LIABILITIES

Current liabilities:

      Capital lease obligations ................................................ $     41,790  $     38,862
      Unearned franchise fee income ............................................      213,500       278,500
      Accounts payable .........................................................      299,286       287,138
      Accrued expenses .........................................................      190,623        74,206
                                                                                 ------------  ------------
           Total current liabilities ...........................................      745,199       678,706

      Deferred rent payable ....................................................        2,071         7,795
      Capital lease obligations, noncurrent ....................................       35,592        57,235
                                                                                 ------------  ------------
           Total liabilities ...................................................      782,862       743,736
                                                                                 ------------  ------------


STOCKHOLDERS' EQUITY
Convertible  (redeemable)  preferred  stock;  $.001 par value;  1,000,000 shares authorized; 250,440 shares issued and
    outstanding (liquidation value $3,130,500) .................................          250           265
Common stock; $.001 par value; 25,000,000 shares authorized;
    1,443,642 and 1,268,694 shares issued and outstanding
    at June 30, 1998 and December 31, 1997, respectively
                                                                                        1,444         1,269
Additional paid-in capital .....................................................   10,121,881     9,682,264
Accumulated deficit ............................................................   (7,305,550)   (5,258,070)
Unearned portion of compensatory stock .........................................            0        (7,500)
                                                                                 ------------  ------------
     Total stockholders' equity ................................................    2,818,025     4,418,228
                                                                                 ------------  ------------
     TOTAL ..................................................................... $  3,600,887  $  5,161,964
                                                                                 ============  ============


    The accompanying notes are an integral part of the financial statements.

                                       BIG CITY BAGELS, INC. AND SUBSIDIARY
                                             STATEMENTS OF OPERATIONS

                                                            Six Months Ended                     Three Months Ended
                                                      June 30,            June 30,            June 30,            June 30,
                                                        1998                1997                1998                1997
                                                  -----------------    ---------------    -----------------    --------------
REVENUES:

Product sales by company-owned stores             $       1,358,023    $       881,415    $         661,183    $      424,841
Product sales to franchisees and others                     359,960            334,126              186,230           183,843
Franchise fees                                              124,500             60,000               64,000            60,000
Royalty income                                              101,405             87,643               56,836            44,289
Interest and other income                                    84,148             30,989               44,461            13,509
                                                  -----------------    ---------------    -----------------    --------------
     Total revenues                                       2,028,036          1,394,173            1,012,710           726,482
                                                  -----------------    ---------------    -----------------    --------------

COSTS AND EXPENSES:

Cost of sales                                               845,647            701,710              418,117           343,054
Selling, general and administrative
   expenses                                               2,649,745          2,147,517            1,400,811         1,048,844
Interest expense                                              7,929             24,584                4,527            11,616
Write-off of intangible assets                              572,195                                 572,195
                                                  -----------------    ---------------    -----------------    --------------
     Total costs and expenses                             4,075,516          2,873,811            2,395,650         1,403,514
                                                  -----------------    ---------------    -----------------    --------------
NET (LOSS)                                        $     (2,047,480)    $   (1,479,638)    $     (1,382,940)    $    (677,032)
                                                  =================    ===============    =================    ==============

Basic and diluted net (loss) per common
   share                                          $          (1.51)    $        (1.50)    $          (0.98)    $       (0.69)
                                                  =================    ===============    =================    ==============
Weighted average common shares
   outstanding                                            1,360,308            986,121            1,414,979           986,404
                                                  =================    ===============    =================    ==============


    The accompanying notes are an integral part of the financial statements.

                                       BIG CITY BAGELS, INC. AND SUBSIDIARY
                                         STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                       Unearned Portion of
                                                                             Additional                Compensatory Stock
                                  Preferred Stock        Common Stock         Paid-In    Accumulated    ---------------
                                 Shares     Amount    Shares     Amount      Capital       Deficit      Shares   Amount    Total
                                 ------     ------    ------     ------    -----------  ------------    ------   ------   --------
BALANCE, January 1, 1998        265,000  $    265   1,268,694 $  1,269   $  9,682,264   $ (5,258,070)   3,000  $ (7,500) $4,418,228

Issuance of common stock
  for acquisition of assets                            73,064       73        444,927                                       445,000

Shares issued as
    compensation                                        4,988        5         26,495                                        26,500

Preferred stock converted
    to common stock            (14,560)       (15)     93,952       94            (79)

Amortization of
    compensatory stock                                                                                            7,500       7,500

Registration costs                                                            (31,723)                                      (31,723)

Stock dividends                                         2,944        3             (3)

Net loss                                                                                 (2,047,480)                     (2,047,480)
                              _____________________________________________________________________________________________________

BALANCE, June 30, 1998          250,440  $    250    1,443,642 $ 1,444  $  10,121,881  $ (7,305,550)    3,000  $     0  $ 2,818,025
                              =====================================================================================================

    The accompanying notes are an integral part of the financial statements.

                      BIG CITY BAGELS, INC. AND SUBSIDIARY
                              CASH FLOWS STATEMENTS
                        FOR THE SIX MONTHS ENDED JUNE 30,

                                                                                1998              1997
                                                                                ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss..................................................................  $ (2,047,480)     $  (1,479,638)
                                                                            -------------     --------------

Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization..........................................        99,887            121,787
   Write off of intangible assets.........................................       572,195                  0
   Issuance of common stock for compensation and
        professional services.............................................        34,000             15,000
   Gain on sale of equipment..............................................       (11,981)                 0
   (Increase) Decrease in:
     Accounts receivable..................................................      (103,181)           (99,790)
     Inventory.......................................................            (16,889)            23,931
     Interest receivable on U.S. Treasury bills..........................              0             21,135
     Prepaid expenses and other current assets............................       (55,452)            16,877
   Increase (Decrease) in:
     Unearned franchise fee income........................................       (65,000)            71,875
     Deferred rent payable................................................        (5,724)            (5,724)
     Accounts payable.....................................................        12,148            125,076
     Accrued expenses.....................................................       116,417            122,412
                                                                           ---------------   ---------------
Total adjustments.........................................................       576,420            412,579
                                                                           ---------------   ---------------
Net cash used in operating activities.....................................    (1,471,060)        (1,067,059)
                                                                           ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of franchise store.........................................             0            (75,000)
   Purchases of fixed and intangible assets...............................      (634,515)           (13,472)
   Sale of fixed assets...................................................       136,818                  0
   Decrease (Increase) in security deposits and other assets..............        83,448            (10,795)
   Purchase of United States Treasury bills...............................             0           (243,880)
   Sales of United States Treasury bills..................................             0          1,228,487
                                                                           ---------------   ---------------
Net cash (used in) provided by in investing activities....................      (414,249)           885,340
                                                                           ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Registration costs.....................................................       (31,723)           (65,286)
   Repayment of stockholder loans.........................................             0            (23,700)
   Repayment of notes payable.............................................       (18,715)           (24,958)
                                                                           ---------------   ---------------
Net cash used in financing activities.....................................       (50,438)          (113,944)
                                                                           ---------------   ---------------

NET DECREASE IN CASH......................................................    (1,935,747)          (295,663)
Cash, beginning of period................................................. $   4,118,031      $     654,856
                                                                           ===============    ==============
Cash, end of period....................................................... $   2,182,284      $     359,193
                                                                           ===============    ==============




                            (Continued on next page)

                      BIG CITY BAGELS, INC. AND SUBSIDIARY
                        CASH FLOWS STATEMENTS (CONTINUED)
                       FOR THE SIX MONTHS ENDED JUNE 30,






Supplemental disclosure of non cash activities:

     Cash paid during the year for:                      1998        1997
                                                         ----        ----
         Interest.................................... $  7,929  $   22,350
         Income taxes................................    5,650       1,900

In February 1997, the Company  acquired
all of the assets of a franchise store for the
following:
         Forgiveness of outstanding accounts receivable......... $   8,796
         Issuance of 1,653 shares of common stock...............     8,264
                                                                 ----------
                                                                    17,060
         Cash paid..............................................    75,000
                                                                 ----------
                   Total amount attributed to fixed assets...... $  92,060
                                                                 ==========


     Assets purchased by the issuance of 73,064
        shares of common stock..................... $445,000
     Cash paid.....................................  386,466
                                                    --------

         Total amount attributed to fixed assets... $831,466
                                                    ========







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

               The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results of operations for the full year ending December 31, 1998. These statements should be read in conjunction with the Company's financial statements for the year ended December 31, 1997 appearing in the Company's Annual Report on Form 10- KSB.

               On June 23, 1998, the Company effected a one-for-five reverse stock split of the Company's Common Stock (the "Reverse Split"). All per-share data and references to number of shares have been retroactively restated in these financial statements. Holders of outstanding shares of the Company's Class A Preferred Stock ("Preferred Stock") were not affected by the Reverse Split. The Reverse Split affected the holders of each class of warrants and options outstanding insofar as the exercise price of each warrant was adjusted upward by a factor of five and the number of shares of common stock issuable upon exercise of each warrant were reduced by a factor of five.

(NOTE B) -     Acquisitions and Sales:

               In January 1998, BCNY, Inc., a wholly-owned subsidiary of the Company, acquired all the assets of an unaffiliated bagel store located in New York City. The purchase price was $700,000 for which the Company paid the seller $275,000 in cash and $425,000 by the issuance of 69,299 shares of the Company's common stock at fair value ($425,000).

               In February 1998, BCNY, Inc. acquired certain equipment and was assigned a lease of an unaffiliated restaurant located in New York City. The purchase price was $80,000 for which approximately $50,000 is attributable to the equipment purchased. The Company paid $60,000 in cash and the remaining $20,000 was paid by the issuance of 3,765 shares of the Company's common stock at fair value ($20,000).

               In February 1998, the Company sold the franchise store repurchased during 1997 for $50,000 in cash, representing the carrying value of the franchise, plus $5,147 for inventory located in the store.

               In June 1998, the Company sold one of its retail stores in Costa Mesa, California for $75,000 in cash to a new franchisee.

                      BIG CITY BAGELS, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS



(NOTE C) -     Dividends Paid

               Pursuant to the private placement of 265,000 shares of Preferred Stock, the Company paid a dividend of 2,944 shares of common stock to the preferred shareholders, cumulative through June 30, 1998.

(NOTE D) - Common Stock Options:

               Pursuant to the Company's 1996 Performance Equity Plan ("1996 Plan"), on March 31st of each calendar year during the term of the 1996 Plan, assuming there are enough shares then available for grant under the 1996 Plan, each person who is then a director of the Company will be awarded stock options to purchase 2,000 shares of Common Stock at the fair market value thereof (as determined in accordance with the 1996 Plan), all of which options are immediately exercisable as of the date of grant and have a term of ten years. These are the only awards which may be granted to a director of the Company under the 1996 Plan. On March 31, 1998, the directors of the Company were granted options to purchase an aggregate of 8,000 shares of Common Stock at an exercise price of $4.6875 per share.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Forward-Looking Statements

     When used in the Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission, the words or phrases "will likely result," "management expects" or "the Company expects," "will continue," "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Results of Operations

     Revenues for the three and six months ended June 30, 1998, were $1,012,710 and $2,028,036, respectively, a 39% and 45% increase from revenues of $726,482 and $1,394,173 for the three and six months ended June 30, 1997. This increase was attributable to gains in the following areas: store and commissary product sales, royalty income and interest income. Store and commissary product sales increased by $238,729 and $502,442, respectively, a 39% and 41% increase, to $847,413 and $1,717,983 for the three and six months ended June 30, 1998 from $608,684 and $1,215,541 for the three and six months ended June 30, 1997. This increase was due to the maturing of Company-owned retail store operations, the acquisition of one new store in January 1998, the growth of the wholesale business and increased commissary sales to franchise stores. Franchise fee revenues for the three and six months ended June 30, 1998 were $64,000 and $124,500, respectively, as compared with $60,000 and $60,000 of franchise fee revenues for the three and six months ended June 30, 1997, due to the fact that more stores opened during the three and six months ended June 30,1998. Revenue under franchise agreements generally is recognized when the franchise stores are opened. The Company has unearned franchise fee income of $213,500 at June 30, 1998, compared to $335,625 at June 30, 1997 due to related franchise store openings and no new franchise sales. Unearned franchise fee income represents non-refundable franchise fees which will be recognized as revenue as the related franchise stores are opened. Royalty income increased by $12,547 and $13,762, or 28% and 16%, to $56,836 and $101,405 for the three and six months ended June 30, 1998, from $44,289 and $87,643 for the three and six months ended June 30, 1997. This was due to the maturing of operations of existing franchise stores and the commencement of operations of new franchise stores that opened in 1998. Interest income for the three and six months ended June 30, 1998 was $29,297 and $68,984, respectively, a 117% increase and 123% increase from the interest income for the three and six months ended June 30, 1997. Interest income resulted from the cash proceeds of the Company's private placement of preferred stock in December 1997, and the exercise of the Company's Class A Redeemable Common Stock Purchase Warrants ("Class A Warrants"), Class B Redeemable Common Stock Purchased
Warrants ("Class B Warrants") and the Unit Purchase Options, which were deposited into interest bearing accounts.

     During the six months ended June 30, 1998, the Company entered into no new franchise agreements as compared to two franchise agreements and one franchise area development agreement (three stores) for the six months ended June 30, 1997.

     Cost of sales were $418,117 and $845,647, representing 49% and 49% of net sales for the three and six months ended June 30, 1998, compared to $343,054 and $701,710 or 56% and 58% of net sales for the three and six months ended June 30, 1997. The decrease in cost of sales as a percentage of sales was primarily attributable to an increase in the mix between sales from the Company-owned stores and sales from the commissary to franchisees, which generally represents a higher gross profit percentage. The increase in cost of sales of $75,063 and $143,937, respectively, was primarily due to increased product sales resulting from the additional Company-owned store acquired, increased wholesale business and increased sales from the commissary to franchisees.

     Selling, general and administrative expenses (SG&A) were $1,400,811 and $2,649,745, respectively, for the three and six months ended June 30, 1998, a 34% and 23% increase from $1,048,844 and $2,147,517 for the three and six months ended June 30, 1997. This increase was primarily a result of: (i) an increase in salaries of $230,723 and $328,491 from $415,421 and $834,053 for the three and six months ended June 30, 1997 to $646,144 and $1,162,544 for the three and six months ended June 30, 1998, due to the hiring of a part-time chief financial officer, a one time officer's severance contract termination payment and the opening of additional Company-owned stores and (ii) increases of $72,411 and $99,111 in rent, and $41,921 and $29,731 in consulting and professional fees, for the three and six months ended June 30, 1998, respectively, that were mandated by a growing business.

     Interest expense decreased by $7,089 and $16,655 respectively, for the three and six months ended June 30, 1998, primarily due to the Company retiring its debt obligations to its shareholders.

     The net losses of the three and six months ended June 30, 1998 were $1,382,940 and $2,047,480, respectively, compared to net losses of $677,032 and $1,479,638 for the three and six months ended June 30, 1997. The reasons for the increase in the loss were primarily due to the severance payment of approximately $150,000 resulting from the termination of an officer's contract, and a write down of goodwill in the amount of $572,195.

Liquidity and Capital Resources

     Cash and cash equivalents at June 30, 1998 were $2,182,284, compared to $4,118,031 at December 31, 1997. This decrease was primarily attributable to funding the Company's operating losses for the six months ended June 30, 1998, a one time severance contract termination payment, and for the purchase of two stores in New York City.

     Accounts receivable increased to $207,371 at June 30, 1998, from $104,190 at December 31, 1997. This increase was primarily due to increases in commissary sales to franchisees and the Company's wholesale business.

     Inventory increased to $60,757 at June 30, 1998, from $ 43,868 at December 31, 1997, due to the purchase of a Company-owned store and increased commissary sales to franchisees and the Company's wholesale business.

     Prepaid expenses and other current assets increased to $116,585 at June 30, 1998 from $41,133 at December 31, 1997, due to the renovation of the Company's two New York City stores.

     Fixed assets, net of accumulated depreciation, increased to $735,107 at June 30, 1998 from $611,095 at December 31, 1997, resulting from the opening of the Company's new commissary and the purchase of stores in New York City.

     Intangible assets, net of accumulated amortization, increased to $161,851 at June 30, 1998 from $23,267 at December 31, 1997, resulting from the net goodwill realized on the acquisition and the subsequent write down of a bagel store in New York City.

     Security deposits and other assets decreased to $136,932 at June 30, 1998 from $220,380 at December 31, 1997, due to the opening of the new commissary which costs were capitalized until operations began in 1998.

     The current and non-current portion of capital lease obligations decreased to $77,382 at June 30, 1998 from $96,097 at December 31, 1997, as a result of the Company making the required lease payments during this period.

     The combination of accounts payable and accrued expenses increased to $489,909 at June 30, 1998 from $361,344 at December 31, 1997. This increase was primarily due to the growth of the Company.

     At June 30, 1998, the Company had $1,821,798 of working capital and a current ratio of 3.4 to 1.

     The Company's operating activities used net cash of $1,471,060 during the six months ended June 30, 1998, as compared to net cash used in operations of $1,067,059 for the corresponding period of the prior year. This increase was primarily due to a pay down of accounts payable, additional prepayment of assets, a decrease in unearned franchise fees received, progress payments made for the construction for the new commissary and Company-owned satellite store in New York City, and a one time officer's severance contract termination payment.

     Although the Company has no present need to raise additional capital to support its existing operations, the Company does believe it will need to obtain financing from outside sources to support its plans for growth and potential acquisitions. The Company is considering a strategic refocusing of its business, which may include the acquisition of companies outside of the food industry. The Company's ability to make such acquisitions may require it to obtain financing from outside sources, although there can be no assurance that it will be able to do so.

     The Company's plans to increase revenues and reduce costs are as follows:

     Increase Revenues

     The Company recently expanded its concept to include more deli products offerings, including new sandwich menu items, and has created a new store design with a stronger deli emphasis. The Company believes that this expanded concept will increase retail sales by generating more lunch and afternoon business, both from increased in-store traffic and through catering and office delivery to commercial accounts. In April 1998, the Company increased retail prices in its Company-owned stores and has encouraged its franchisees to do the same. The Company's revenues would increase as a result of increases in: (i) royalty payments from existing franchises with increased retail sales, (ii) royalty payments from new franchise stores opened, and (iii) commissary sales to franchises. However, there can be no assurance that the Company's expanded concept will be accepted or successful.

     The Company intends to increase revenue by attracting new wholesale business. The Company relocated its bagel production facilities to Ontario, California from its Costa Mesa, California facility. The new facility is large enough to service the Company's existing wholesale clients and retail stores and will enable the Company to service the requirements of potential new franchise and wholesale clients. The Company's agreement with Northwest Airlines as the exclusive supplier on certain domestic Northwest flights has provided increased wholesale revenues to the Company. If the Company is unable to service Northwest or Northwest experiences labor or equipment problems, then the Company may not generate revenues as anticipated.

     The Company has engaged DME Interactive Services to design and service an electronic commerce web site that will retail the Company's bagels, muffins, breads and other assorted products via the Internet. The Company believes that the scope of the Internet will provide the Company with a new opportunity to sell its products, although to date the web site is not online and there are no projected sales expectations. The Company intends to have the web site operating by September 1998. Additional pages on the web site will be designed to introduce potential franchisees to the Company's bagel/deli cafe opportunities.

     The Company will make increased efforts to promote its franchise sales through advertising in trade and business publications as well as through increased exposure expected from the web site. Four new franchise stores and one store under a licensing agreement have opened in the first six months of 1998.

     The Company opened a satellite store in Tustin, California in May 1998, which is being serviced by the Company's Costa Mesa, California store.

     Reduce Costs

     The Company has taken steps to reduce operational and administrative expenses. In June 1998, Jerry Rosner, President and Chief Operating Officer of the Company, resigned to pursue other interests. Other reductions in payroll have been made without impairing the Company's ability to conduct its business.

     Relocating the Company's commissary has enabled the Company to adequately supply California Company-owned stores, franchises and wholesale accounts. Due to the efficiencies and product volume capabilities of this new commissary, the Company no longer has to use independent bagel dough suppliers. The Company has been evaluating the desirability of discontinuing the operations of certain Company-owned stores that drain the Company's resources. As part of this process, in June 1998, the Company sold its satellite store located in Costa Mesa, California to a new franchisee for $75,000 and in July 1998, the Company closed its Scottsdale, Arizona store. The Company is evaluating the sale of other Company-owned stores to new or existing franchisees as well as to unaffiliated parties to further reduce costs.

Other Information

     Board of Directors Authorizes Repurchases of Common Stock

     On July 10, 1998, the Board of Directors authorized the Company to repurchase from time to time up to 100,000 shares of the Company's Common Stock in the public market. The Company believes that the share price at the time was below value. As of August 10, 1998, the Company had repurchased approximately 26,400 shares of Common Stock.

     Preferred Stock

     On December 31, 1997, the Company completed a private placement in which it received net proceeds of $2,334,158 through the sale of 265,000 shares of Class A Preferred Stock ("Preferred Stock"). The Preferred Stock accrues dividends at the rate of 8% per annum, payable in cash or in shares of common stock at the election of the Company. The dividend is paid on the date the Preferred Stock is converted into shares of common stock. As of August 10, 1998, 17,060 shares of Preferred Stock have been converted into 148,136 shares of common stock.

Item 1 - Legal Proceedings

     On September 24, 1997, in the Arizona Superior Court, County of Maricopo, a lawsuit was commenced by Earl and Linda Fraley (dba "Xtremely Xpresso"), owners of a store in a shopping mall in which a Big City Bagels store, formerly franchised and subsequently Company-owned, was located, against the landlord (the owners of the mall), the former franchisee and the Company, seeking an unspecified amount of damages. The landlord has filed a cross-claim against the Company for breach of the lease and claims that it is entitled to rent owed, damages arising out of the breach and to be indemnified by the Company for losses arising out of the litigation. The Company has filed a cross-claim against the landlord. Plaintiffs' claim is based upon a provision in their lease which plaintiffs assert prohibits the owner from leasing space to other tenants who sell substantial amounts of coffee products, and therefore, prohibited the owner from leasing space for the Big City Bagels store. As a result of events that caused the Company to be unable to economically operate the store, it was closed on October 23, 1997. The Company believes that it has no liability in this matter and that it is the obligation of the landlord to indemnify the Company for these claims. The Company also believes that the landlord has breached its obligations to the Company under its lease. The Company has moved for summary judgment against the plaintiff and intends to move for summary judgment against the landlord. The Company intends to vigorously defend the cross claim asserted by the landlord.

Item 2 - Changes in Securities and Use of Proceeds

     (c)  Recent Sales of Unregistered Securities

     During the three months ended June 30, 1998, the Company made the following sales of unregistered securities:




                                                       Consideration Received
                                                       and Description of                          If Option, Warrant
                                                       Underwriting or Other                       or Convertible
                                                       Discounts to Market      Exemption from     Security, Terms of
                                                        Price Afforded to       Registration       Exercise or
Date of Sale      Title of Security   Number Sold         Purchasers            Claimed            Conversion
------------      -----------------   -----------       --------------           -------           -----------------
5/1/98 - 6/22/98    Common Stock         96,896       Conversion of Preferred       4(2)           Convertible at
                                                            Stock                                  conversion rates
                                                                                                   ranging from $.2585
                                                                                                   to $.421875 per share
------------------ --------------    ------------     -----------------------  --------------     ----------------------


Item 4 - Submission of Matters to a Vote of Security Holders

     On June 19, 1998, the Company held its annual meeting of shareholders, at which the Company's shareholders considered (i) the election of directors, (ii) the approval of the Company's 1998 Performance Equity Plan ("1998 Plan"), (iii) the approval of an amendment to the Company's Certificate of Incorporation to implement a reverse stock split of the Company's Common Stock of between one-for-two up to one-for-five and (iv) the approval of the issuance, in the discretion of the Board of Directors, of up to 5,000,000 shares of Common Stock on a pre-split basis at a purchase price reflecting a discount of up to 50% of the fair market value of the Common Stock on the date of issuance ("Stock Issuance"). Shareholders voted to elect Mark Weinreb, Jerry Rosner, Stanley Weinreb and Stanley Raphael to serve as directors for the ensuing year and until their successors are elected and qualified. 1,208,575 shares were voted for and 12,070 shares were withheld in Mark Weinreb's and Stanley Raphael's election, 1,208,395 shares were voted for and 12,250 shares were withheld in Jerry Rosner's election and 1,208,375 shares were voted for and 12,270 shares were withheld in Stanley Weinreb's election. With respect to approval of the 1998 Plan, 1,164,547 shares were voted for, 54,278 shares were voted against and

1,820 shares abstained from voting. With respect to the reverse stock split, 1,140,313 shares were voted for, 79,792 shares were voted against and 540 shares abstained from voting. With respect to the Stock Issuance, 638,558 shares were voted for, 86,592 shares were voted against, 6,860 shares abstained from voting and 488,634 shares were not voted.

Item 5 - Other Information

     Pursuant to Rule 14a-4 promulgated by the Securities and Exchange Commission, shareholders are advised that the Company's management shall be permitted to exercise discretionary voting authority under proxies it solicits and obtains for the Company's 1999 Annual Meeting of Shareholders with respect to any proposal presented by a shareholder at such meeting, without any discussion of the proposal in the Company's proxy statement for such meeting, unless the Company receives notice of such proposal at its principal offices in Hicksville, New York no later than April 3, 1999.

     In April 1998, the Company received correspondence from the Nasdaq Stock Market regarding the continued listing of the Company's Common Stock and warrants on the Nasdaq SmallCap Market. The Company needed to maintain a closing bid price greater than or equal to $1.00 to be eligible for continued listing of all securities, except warrants and rights. The Company was provided ninety (90) calendar days in which to regain compliance with the minimum bid price requirement. Although the bid price of the Common Stock was $1.00 or more for only several of the last days during such 90-day period, since July 10, 1998, the bid price of the Common stock has been at least $1.00.

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits

          3.1.4   Amendment to Certificate of Incorporation

          10.11   Amendment to Founders' Shareholder Agreement

          27.1    Financial Data Schedule (6/30/98)

          27.2    Restated Financial Data Schedule (6/30/97)

     (b)  Reports on Form 8-K

          None

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         Big City Bagels, Inc.
                                        -------------------------
                                             (Registrant)

                                             /s/ Mark Weinreb
Dated:    August 14, 1998               By:____________________________________
                                           Mark Weinreb, Chairman and
                                            Chief Executive Officer


                                             /s/ Howard J. Fein
                                        By:____________________________________
                                        Howard J. Fein, Chief Financial Officer
                                           (and principal accounting officer)

EXHIBIT INDEX

EXHIBIT
NUMBER                     DESCRIPTION                               PAGE

3.1.4    Amendment to Certificate of Incorporation..............      17

10.11    Amendment to Founders' Shareholder Agreement...........      20

27.1     Financial Data Schedule (6/30/98)......................      21

27.2    Restated Financial Data Schedule (6/30/97)..............      22