Form 10QSB
period 1998-09-30
BIG CITY BAGELS INC
filed 1998-11-13
CIK 1006708

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

   X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998

______ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ________________ to __________________

                           Commission File number   0-28058

                              BIG CITY BAGELS, INC.
          --------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

         New York                                      11-3137508
-------------------------------                     ------------------
(State or Other Jurisdiction of                     (I.R.S. Employer
 Incorporation of Organization)                     Identification No.)

                     99 Woodbury Road, Hicksville, NY 11801
                    ---------------------------------------
                    (Address of Principal Executive Offices)

                                 (516) 932-5050
                  ---------------------------------------------
                 (Issuer's Telephone Number Including Area Code)

              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X   No ___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At November 10, 1998, the issuer had outstanding 1,431,712 shares of Common stock, par value $.001 per share.

PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements

BIG CITY BAGELS, INC. AND SUBSIDIARY
BALANCE SHEETS

                                                                                  September 30,            December 31,
                                                                                      1998                    1997
                                                                                      ----                    ----
                                                          ASSETS
Current assets:
      Cash and cash equivalents...............................................  $        1,346,799      $        4,118,031
      Accounts receivable.....................................................             196,108                 104,190
      Inventory...............................................................              51,506                  43,868
      Prepaid expenses and other current assets...............................             109,870                  41,133
                                                                                ------------------     -------------------
           Total current assets...............................................           1,704,283               4,307,222

      Fixed assets, net of accumulated depreciation...........................             769,325                 611,095
      Intangible assets, net of accumulated amortization......................             154,777                  23,267
      Security deposits and other assets......................................             109,917                 220,380
                                                                                ------------------     -------------------
           TOTAL..............................................................  $        2,738,302      $        5,161,964
                                                                                ==================     ===================

                                                       LIABILITIES
 Current liabilities:
       Capital lease obligations...............................................  $          41,790      $           38,862
      Unearned franchise fee income...........................................             213,500                 278,500
      Accounts payable........................................................             319,533                 287,138
      Accrued expenses........................................................              56,796                  74,206
                                                                                ------------------     -------------------
           Total current liabilities..........................................             631,619                 678,706

      Deferred rent payable...................................................                   0                   7,795
      Capital lease obligations, noncurrent...................................              35,592                  57,235
                                                                                ------------------     -------------------
           Total liabilities..................................................             667,211                 743,736
                                                                                ------------------     -------------------

STOCKHOLDERS' EQUITY
Convertible  (redeemable)  preferred  stock;  $.001 par value;  1,000,000 shares authorized;  247,940 and 265,000  shares issued and  outstanding at September
   30, 1998 and December 31, 1997,  respectively  (liquidation  value $3,099,250
   and $3,312,500, respectively)..............................................                 248                     265
Common stock; $.001 par value; 25,000,000 shares authorized;
    1,495,092 and 1,268,694 shares issued at September 30, 1998
    and December 31, 1997, respectively....................................                  1,495                   1,269
Additional paid-in capital.................................................             10,124,484               9,682,264
Treasury stock (63,380 shares, at cost)....................................                (64,134)                      0
Accumulated deficit........................................................             (7,991,002)             (5,258,070)
Unearned portion of compensatory stock....................................                       0                  (7,500)
                                                                                ------------------     -------------------
     Total stockholders' equity............................................              2,071,091               4,418,228
                                                                                ------------------     -------------------
     TOTAL.................................................................      $       2,738,302      $        5,161,964
                                                                                ==================     ===================


    The accompanying notes are an integral part of the financial statements.

BIG CITY BAGELS, INC. AND SUBSIDIARY
STATEMENTS OF OPERATIONS

                                                                Nine Months Ended                         Three Months Ended
                                                       September 30,         September 30,        September 30,        September 30,
                                                            1998                 1997                  1998                1997
                                                            ----                 ----                  ----                ----
REVENUES:
Product sales by company-owned stores             $    1,769,702    $       1,279,682    $          411,679    $           398,267
Product sales to franchisees and others                  550,773              506,901               190,813                172,775
Franchise fees                                           124,500              151,000                     0                 91,000
Royalty income                                           158,622              124,679                57,217                 37,036
Interest and other income                                121,373               37,804                37,225                  6,815
                                                  --------------    -----------------    ------------------    -------------------
     Total revenues                                    2,724,970            2,100,066               696,934                705,893
                                                  --------------    -----------------    ------------------    -------------------

COSTS AND EXPENSES:

Cost of sales                                          1,173,205            1,052,944               327,558                351,234
Selling, general and administrative
   expenses                                            3,698,975            3,013,432             1,049,232                865,915
Interest expense                                          10,875               33,176                 2,946                  8,592
Write-off of intangible assets                           572,195                    0                     0                      0
                                                  --------------    -----------------    ------------------    -------------------
     Total costs and expenses                          5,455,250            4,099,552             1,379,736              1,225,741
                                                  --------------    -----------------    ------------------    -------------------

NET (LOSS)                                        $   (2,730,280)    $     (1,999,486)    $        (682,802)    $         (519,848)
                                                  ===============    =================    ==================    ===================

Basic and diluted net (loss) per common
   share                                          $        (2.00)    $          (1.97)    $           (0.47)    $            (0.49)
                                                  ===============    =================    ==================    ===================
Weighted average common shares
   outstanding                                         1,366,208            1,013,165             1,450,382              1,066,370
                                                  ===============    =================    ==================    ===================





    The accompanying notes are an integral part of the financial statements.

BIG CITY BAGELS, INC. AND SUBSIDIARY
STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                                       Unearned Portion of
                                 Preferred Stock     Common Stock                                      Compensatory Stock
                                 ---------------   ---------------                                     -------------------
                                                                      Additional
                                  Shares  Amount   Shares    Amount     Paid-In   Accumulated  Treasury  Shares  Amount     Total
                                                                        Capital    Deficit       Stock
                                  -------  -----  ---------  -------  ----------- -----------   --------  ----- ------- -----------
BALANCE, January 1, 1998          265,000  $ 265  1,268,694  $ 1,269  $ 9,682,264  $(5,258,070)           3,000 $(7,500) $4,418,228
Issuance of common stock
    for acquisition of assets                        73,064       73      444,927                                           445,000
Purchase of treasury stock                                                                       $(64,134)                  (64,134)
Shares issued as
    compensation                                      4,988        5       26,495                                            26,500
Preferred stock converted
    to common stock               (17,060)  (17)    143,335      143         (126)
Amortization of
    compensatory stock                                                                                            7,500       7,500
Registration costs - related
 to December 1997 private
 placement                                                                (31,723)                                          (31,723)
Stock dividends                                       5,011        5        2,647      (2,652)
Net loss                                                                           (2,730,280)                           (2,730,280)
                                  -------  -----  ---------  -------  ----------- -----------   --------  ----- ------- -----------
BALANCE, September 30, 1998       247,940  $ 248  1,495,092  $ 1,495  $10,124,484 $(7,991,002)  $(64,134) 3,000 $     0 $ 2,071,091
                                  =======  =====  =========  =======  =========== ===========   ========  ===== ======= ===========





    The accompanying notes are an integral part of the financial statements.

                      BIG CITY BAGELS, INC. AND SUBSIDIARY
                              CASH FLOWS STATEMENTS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                                                     1998                        1997
                                                                                     ----                        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.................................................................. $         (2,730,280)     $       (1,999,486)
                                                                           --------------------     -------------------

Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization..........................................              140,175                 182,645
   Write off of intangible assets.........................................              572,195                       0
   Issuance of common stock for compensation and
        professional services.............................................               34,000                  22,500
   Gain on sale of equipment..............................................              (18,730)                      0
   (Increase) Decrease in:
     Accounts receivable..................................................              (91,918)                (65,906)
     Inventory............................................................               (7,638)                 14,521
     Interest receivable on U.S. Treasury bills...........................                    0                  21,135
     Prepaid expenses and other current assets............................              (68,737)                  9,143
   Increase (Decrease) in:
     Unearned franchise fee income........................................              (65,000)                 14,750
     Deferred rent payable................................................               (7,795)                 (8,586)
     Accounts payable.....................................................               32,395                  11,249
     Accrued expenses.....................................................              (17,410)                (13,243)
                                                                           --------------------     -------------------
Total adjustments.........................................................              501,537                 188,208
                                                                           --------------------     -------------------
Net cash used in operating activities.....................................           (2,228,743)             (1,811,278)
                                                                           --------------------     -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of franchise store.........................................                    0                 (75,000)
   Purchases of fixed and intangible assets...............................             (691,448)                (32,244)
   Sale of fixed assets...................................................              153,068                       0
   Decrease (Increase) in security deposits and other assets..............              110,463                 (13,459)
   Purchase of United States Treasury bills...............................                    0                (243,880)
   Sales of United States Treasury bills..................................                    0               1,219,691
   Purchase of treasury stock.............................................              (64,134)                      0
                                                                           --------------------     -------------------
Net cash (used in) provided by investing activities.......................             (492,051)                855,108
                                                                           --------------------     -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from exercise of warrants.................................                    0               1,691,402
   Proceeds from exercise of unit purchase option.........................                    0                 540,000
   Registration costs.....................................................              (31,723)                      0
   Repayment of stockholder loans.........................................                    0                 (65,655)
   Repayment of notes payable.............................................              (18,715)                (37,263)
                                                                           --------------------     -------------------
Net cash (used in) provided by financing activities.......................              (50,438)              2,128,484
                                                                           --------------------     -------------------

NET (DECREASE) INCREASE IN CASH...........................................           (2,771,232)              1,172,314
Cash, beginning of period................................................. $          4,118,031      $          654,856
                                                                           ====================     ===================
Cash, end of period....................................................... $          1,346,799      $        1,827,170
                                                                           ====================     ===================



                            (Continued on next page)

                      BIG CITY BAGELS, INC. AND SUBSIDIARY
                        CASH FLOWS STATEMENTS (CONTINUED)
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,

Supplemental disclosure of non-cash activities:


      Cash paid during the year for:                                                            1998              1997
                                                                                                ----              ----
         Interest.......................................................................   $        7,920     $      32,510
         Income taxes....................................................................           6,450             3,500

In February  1997, the Company  acquired all of the assets of a franchise  store for the following:
         Forgiveness of outstanding accounts receivable...................................................... $       8,796
         Issuance of 1,653 shares of common stock............................................................         8,264
                                                                                                              -------------
                                                                                                                     17,060
         Cash paid...........................................................................................        75,000
                                                                                                              -------------
                   Total amount attributed to fixed assets................................................... $      92,060
                                                                                                              =============


     Assets purchased by the issuance of 73,064
        shares of common stock...........................................................  $      445,000
     Cash paid...........................................................................         386,466
                                                                                           --------------

         Total amount attributed to fixed and intangible assets..........................  $      831,466
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

                  The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results of operations for the full year ending December 31, 1998. These statements should be read in conjunction with the Company's financial statements for the year ended December 31, 1997 appearing in the Company's Annual Report on Form 10- KSB.

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

                      BIG CITY BAGELS, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS



(NOTE C) -        Conversion of Preferred Stock

                  Through September 30, 1998, 17,060 shares of preferred stock have been converted into 143,335 shares of common stock at conversion rates ranging from $.2585 to $.50625 per share. Upon conversion, the preferred stockholders received an aggregate of $2,652 of dividends, which the Company paid with 5,011 shares of common stock.

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


(NOTE E)  -       Employment Agreements:

                  On August 21, 1998, the Company entered into an Amended and Restated Employment Agreement with Mark Weinreb, the Company's Chairman and Chief Executive Officer. The amendment extended Mr. Weinreb's employment term for one year until December 31, 1999 and provides for a salary at the rate of $200,000 per annum. The amendment also provides that if (i) the Company terminates Mr. Weinreb's employment without cause, (ii) the Company fails to renew his employment agreement for one additional year or (iii) Mr. Weinreb elects to terminate his employment for "good reason" (as defined in the agreement), then Mr. Weinreb will receive a lump sum cash payment of $200,000. In addition, the Company granted to Mr. Weinreb an option under the Company's 1998 Performance Equity Plan to purchase 100,000 shares of Common Stock at an exercise price of $1.00 per share. The option is immediately exercisable and will remain exercisable until August 2008.

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


Results of Operations

          Revenues for the three and nine months ended September 30, 1998 were $696,934 and $2,724,970, respectively, a 1% decrease and 30% increase from revenues of $705,893 and $2,100,066 for the three and nine months ended September 30, 1997. The decrease in revenue for the quarter was attributable to the temporary closing of a Company-owned store for renovation and the Company not recognizing any franchise fees. The increase for the nine months ended September 30, 1998 was attributable to gains in the following areas: store and commissary product sales, royalty income and interest and other income. Store and commissary product sales increased by $31,450 and $533,892, respectively, a 6% and 30% increase, to $602,492 and $2,320,475 for the three and nine months ended September 30, 1998 from $571,042 and $1,786,583 for the three and nine months ended September 30, 1997. This increase was primarily due to the acquisition of one new store in January 1998 and the growth of the wholesale business. Franchise fee revenues for the three and nine months ended September 30, 1998 were $0 and $124,500, respectively, as compared with $91,000 and $151,000 of franchise fee revenues for the three and nine months ended September 30, 1997, due to the fact that more stores opened during the three and nine months ended September 30, 1997. Revenue under franchise agreements generally is recognized when the franchise stores are opened. The Company has unearned franchise fee income of $213,500 at September 30, 1998, compared to $278,500 at September 30, 1997 due to related franchise store openings and no new franchise sales. Unearned franchise fee income represents non-refundable franchise fees which will be recognized as revenue as the related franchise stores are opened. Royalty income increased by $20,181 and $33,943, or 54% and 27%, to $57,217 and $158,622 for the three and nine months ended September 30, 1998, from $37,036 and $124,679 for the three and nine months ended September 30, 1997. This was due to the maturing of operations of existing franchise stores and the commencement of operations of new franchise stores that opened in 1998. Interest income for the three and nine months ended September 30, 1998 was $19,925 and $88,909, respectively, a 192% increase and 135% increase from the interest income for the three and nine months ended September 30, 1997. Interest income resulted from the cash proceeds of the Company's private placement of preferred stock in December 1997, and the exercise of the Company's Class A Redeemable Common Stock Purchase Warrants ("Class A Warrants"), Class B Redeemable Common Stock Purchased Warrants ("Class B Warrants") and the Unit Purchase Option in 1997, which were deposited into interest bearing accounts.

          During the nine months ended September 30, 1998, the Company entered into one new franchise agreement as compared to two franchise agreements and two franchise area development agreements (one three-store agreement and one seven-store agreement) for the nine months ended September 30, 1997.

          Cost of sales were $327,558 and $1,173,205, representing 54% and 51% of net sales for the three and nine months ended September 30, 1998, compared to $351,234 and $1,052,944 or 62% and 59% of net sales for the three and nine months ended September 30, 1997. The decrease in cost of sales as a percentage of sales was primarily attributable to an increase in the mix between sales from the Company-owned stores and sales from the commissary to franchisees, which generally represents a higher gross profit percentage and increased efficiency at the recently renovated commissary. The increase in cost of sales of $120,261 for the nine months ended September 30, 1998 was primarily due to increased product sales resulting from the additional Company-owned store acquired, increased wholesale business and increased sales from the commissary to franchisees.

          Selling, general and administrative expenses (SG&A) were $1,049,232 and $3,698,975, respectively, for the three and nine months ended September 30, 1998, a 21% and 23% increase from $865,915 and $3,013,432 for the three and nine months ended September 30, 1997. This increase was primarily a result of: (i) an increase in salaries of $42,348 and $370,839 from $325,179 and $1,159,232 for the three and nine months ended September 30, 1997 to $367,527 and $1,530,071 for the three and nine months ended September 30, 1998, due to the hiring of a part-time chief financial officer, a one time officer's severance contract termination payment and the opening of additional Company-owned stores and (ii) increases of $61,277 and $160,388 in rent due to the opening of a new
Company-owned store, and $76,240 and $105,971 in consulting and professional fees, for the three and nine months ended September 30, 1998, respectively, primarily due to the Company exploring new business opportunities and the potential sale of certain assets.

          Interest expense decreased by $5,646 and $22,301, respectively, for the three and nine months ended September 30, 1998, primarily due to the Company retiring its debt obligations to its shareholders.

          The net losses of the three and nine months ended September 30, 1998 were $682,802 and $2,730,280, respectively, compared to net losses of $519,848 and $ 1,999,486 for the three and nine months ended September 30, 1997. The reasons for the increase in the loss for the nine month period were primarily due to the severance payment of approximately $150,000 resulting from the termination of an officer's contract, a write down of goodwill in the amount of $572,195, losses attributable to Company-owned store operations in New York, and increases in SG&A expenses.

Liquidity and Capital Resources

          Cash and cash equivalents at September 30, 1998 were $1,346,799, compared to $4,118,031 at December 31, 1997. This decrease was primarily attributable to funding the Company's operating losses for the nine months ended September 30, 1998, purchasing two stores in New York City, opening a Company-owned store and relocating the Company's commissary in California.

          Accounts receivable increased to $196,108 at September 30, 1998, from $104,190 at December 31, 1997. This increase was primarily due to increases in royalty fees, commissary sales to franchisees and the Company's wholesale business.

          Inventory increased to $51,506 at September 30, 1998, from $43,868 at December 31, 1997, due to the opening of two Company-owned stores, increased commissary sales to franchisees and the Company's wholesale business.

          Prepaid expenses and other current assets increased to $109,870 at September 30, 1998 from $41,133 at December 31, 1997, primarily due to the purchase and renovation of the Company's two New York City stores.

          Fixed assets, net of accumulated depreciation, increased to $769,325 at September 30, 1998 from $611,095 at December 31, 1997, resulting from the opening of the Company's new commissary, the purchase of stores in New York City and the opening of a Company-owned store in California.

          Intangible assets, net of accumulated amortization, increased to $154,777 at September 30, 1998 from $23,267 at December 31, 1997, resulting from the net goodwill realized on the acquisition and the subsequent write down of a bagel store in New York City.

          Security deposits and other assets decreased to $109,917 at September 30, 1998 from $220,380 at December 31, 1997, due to the opening of the new commissary (which costs were capitalized until operations began in 1998), the closing of the Company's original commissary and the sale of a Company-owned store.

          The current and non-current portion of capital lease obligations decreased to $77,382 at September 30, 1998 from $96,097 at December 31, 1997, as a result of the Company making the required lease payments during this period.

          The combination of accounts payable and accrued expenses increased to $376,329 at September 30, 1998 from $361,344 at December 31, 1997.

          At September 30, 1998, the Company had $1,072,664 of working capital and a current ratio of 2.7 to 1.

          The Company's operating activities used net cash of $2,228,743 during the nine months ended September 30, 1998, as compared to net cash used in operations of $1,811,278 for the corresponding period of the prior year. This increase was primarily due to the increased net loss and a decrease in unearned franchise fees received.

          The Company's Board of Directors has determined that the Company's current business of operating retail bagel stores no longer provides the opportunity for growth or profitability. Accordingly, in order to reduce costs and losses and to replenish capital needed for operations, the Company has decided to sell unprofitable Company-owned stores to new or existing franchisees (or to unaffiliated parties). There can be no assurance that the Company will be able to sell these stores or raise additional capital from such sales. As a way of attracting potential franchisees and operating more cost effectively, in August 1998, the Company began operating its Internet web site (www.big-citybagels.com). The Company has received many online inquiries and confidential qualification forms from interested potential franchisees. The
Company expects that the portion of the web site designed to retail the Company's products over the Internet will be operating by the end of 1998.

          Even by taking the steps outlined above, the Company anticipates that it will not have sufficient capital for its operations through the end of 1999. Accordingly, the Company has been actively engaged in exploring possible acquisitions or mergers with profitable companies, which may include companies outside of the food industry. While the Company has not yet reached any definitive agreements, management anticipates that the current market price of the Company's common stock and market overhang effect of its outstanding preferred stock will require the Company to accept an offer that will be dilutive to holders of its common stock.

Other Information

          Year 2000 Compliance

          Many computer systems currently in use were designed to use only two digits in the date field and thus may experience difficulty processing dates beyond the Year 1999. Consequently, some computer hardware and software will need to modified prior to the Year 2000 to remain functional. The Company's own systems are Year 2000 compliant (which means that the systems will accurately process date/time date regardless of whether the date is in the twentieth century or the twenty-first century).

          The Company is also in the process of assessing its vendors, utilities, banks and others with whom it does business to determine whether the failure of any of the foregoing to be Year 2000 compliant would have a material adverse effect on the Company. Management believes that the likelihood of such adverse effect is immaterial. The Company's operations utilize relatively little electronic data interchange with vendors and other third parties. However, to the extent that such third parties, particularly utilities and banks, may not be Year 2000 compliant, the Company may be adversely affected, although the magnitude of such effect cannot be estimated. The cost to the Company of making its third-party Year 2000 compliance assessment is not expected to be material.

          Amended Employment Agreement for Mark Weinreb

          On August 21, 1998, the Company entered into an Amended and Restated Employment Agreement with Mark Weinreb, the Company's Chairman and Chief Executive Officer. The amendment extended Mr. Weinreb's employment term for one year until December 31, 1999 and provides for a salary at the rate of $200,000 per annum. The amendment also provides that if (i) the Company terminates Mr. Weinreb's employment without cause, (ii) the Company fails to renew his employment agreement for one additional year or (iii) Mr. Weinreb elects to terminate his employment for "good reason" (as defined in the agreement), then Mr. Weinreb will receive a lump sum cash payment of $200,000. In addition, the Company granted to Mr. Weinreb an option under the Company's 1998 Performance Equity Plan to purchase 100,000 shares of Common Stock at an exercise price of $1.00 per share. The option is immediately exercisable and will remain exercisable until August 2008.

          Board of Directors Authorizes Repurchases of Common Stock

          On July 10, 1998, the Board of Directors authorized the Company to repurchase from time to time up to 100,000 shares of the Company's common stock in the public market. The Company believes that the share price at the time was below value. As of November 10, 1998, the Company had repurchased approximately 65,280 shares of common stock.

          Preferred Stock

          On December 31, 1997, the Company completed a private placement in which it received net proceeds of $2,334,158 through the sale of 265,000 shares of Class A Preferred Stock ("Preferred Stock"). The Preferred Stock accrues dividends at the rate of 8% per annum, payable in cash or in shares of common stock at the election of the Company. The dividend is paid on the date the Preferred Stock is converted into shares of common stock. As of November 10, 1998, 17,060 shares of Preferred Stock have been converted into 143,335 shares of common stock and dividends of $2,652 have been paid through the issuance of 5,011 shares of common stock.

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings

          On July 29, 1997, in the Superior Court of California, Los Angeles County, a lawsuit was commenced by Michael Schweid, et al, against Victor Saab and George Saab, et al, former franchisees of the Company, and the Company. On August 25, 1998, the court granted the Company's motion for summary judgment and found that the claims against the Company were without merit. On November 2, 1998, the court denied plaintiffs' motion for reconsideration and to vacate the judgment of dismissal and, accordingly, upheld its grant of summary judgment.

          On October 5, 1998, in the Arizona Superior Court, County of Maricopa, a lawsuit was commenced by Mercado del Lago L.L.C., owners of a shopping center in which a Big City Bagels store, formally franchised and subsequently
Company-owned, was located, against the former franchisee and the Company, seeking an unspecified amount of damages. Plaintiff's claim is based upon the allegation that the Company is in default of its lease by not making required rent payments. The Company was unable to economically operate the store and it was closed on July 31, 1998. The Company believes that it has no liability in this matter and intends to vigorously defend the claims asserted by the plaintiff.

Item 2.   Changes in Securities and Use of Proceeds

          (c)     Recent Sales of Unregistered Securities

          During the three months ended September 30, 1998, the Company made the following sales of unregistered securities:

                                                            Consideration Received
                                                              and Description of                         If Option, Warrant
                                                             Underwriting or Other                         or Convertible
                                                              Discounts to Market     Exemption from     Security, Terms of
                                                               Price Afforded to       Registration         Exercise or
Date of Sale        Title of Security       Number Sold          Purchasers             Claimed             Conversion
------------       -----------------        -----------          ----------             -------             ----------
7/15/98            Common Stock                51,450       Conversion of Preferred        4(2)         Convertible at a
                                                            Stock                                       conversion rate of
                                                                                                        $.50625 per share
8/13/98            Option to purchase          100,000      Option granted - no            4(2)         Exercisable for ten
                   common stock granted                     consideration received by                   years from date of
                   to CEO                                   Company until exercise                      grant at an exercise
                                                                                                        price of $1.00 per
                                                                                                        share
------------------ ---------------------- ----------------- ----------------------- ------------------  --------------------

Item 5.   Other Information

          On October 14, 1998, the Company received correspondence from the Nasdaq Stock Market regarding the continued listing of the Company's common stock on the Nasdaq SmallCap Market. The Company was notified that it has failed to maintain a closing bid price greater than or equal to $1.00. The Company has been given ninety (90) calendar days in which to regain compliance with the minimum bid price requirement. If the Company is unable to demonstrate compliance with this requirement for ten consecutive trading days during the ninety day period, then the common stock will be subject to delisting effective with the close of business on January 14, 1999. Although the Company's efforts to strategically refocus its business may result in the Company maintaining compliance with Nasdaq, there can be no assurance that delisting will be avoided.

          On October 15, 1998, the Company received correspondence from the Nasdaq Stock Market regarding the continued listing of the Company's warrants on the Nasdaq SmallCap Market. The Company has failed to maintain a minimum of two active market makers necessary for continued listing of the warrants. The Company has been given thirty (30) calendar days in which to regain compliance. The Company expects the warrants to remain subject to delisting effective with the close of business on November 16, 1998.

Item 6.   Exhibits and Reports on Form 8-K

          (a)     Exhibits

                  10.12 Amended and Restated Employment Agreement between the Company and Mark Weinreb

                  10.13 Stock Option Agreement between the Company and Mark Weinreb

                  27.1     Financial Data Schedule (9/30/98)

                  27.2     Restated Financial Data Schedule (9/30/97)

          (b)     Reports on Form 8-K

                           None

                                    SIGNATURE


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:    November 12, 1998

                                             Big City Bagels, Inc.
                                       ______________________________________
                                                  (Registrant)

                                             /s/ Mark Weinreb
                                       By:____________________________________
                                          Mark Weinreb, Chairman
                                          and Chief Executive Officer


                                             /s/ Howard J. Fein
                                       By:_____________________________________
                                        Howard J. Fein, Chief Financial Officer
                                        (and principal accounting officer)

EXHIBIT INDEX

EXHIBIT
NUMBER                     DESCRIPTION

10.12 Amended and Restated Employment Agreement between the Company and Mark Weinreb

10.13      Stock Option Agreement between the Company and Mark Weinreb

27.1       Financial Data Schedule (9/30/98)

27.2       Restated Financial Data Schedule (9/30/97)