Form 10KSB40
period 1998-12-31
BIG CITY BAGELS INC
filed 1999-03-31
CIK 1006708

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                December 31, 1998
                          ------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [No Fee Required]

For the transition period from ___________________ to ______________________

                         Commission file number 0-28058

                              BIG CITY BAGELS, INC.
                  ---------------------------------------------
                 (Name of small business issuer in its charter)

       New York                                       11-3137508
---------------------------------           ----------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

   99 Woodbury Road, Hicksville, New York                 11801
-----------------------------------------              -----------
 (Address of principal executive offices)               (Zip Code)

                                 (516) 932-5050
                 ----------------------------------------------
                (Issuer's telephone number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                Common Stock, par value $.001 per share
                Class A Redeemable Common Stock Purchase Warrants


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No |_|

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     The Issuer's revenues for its most recent fiscal year were $3,432,084.

     As of March 17, 1999, the aggregate market value of the Issuer's Common Stock held by non-affiliates of the Issuer (based on the last sale price of such stock) was $6,352,921. At March 17, 1999, 7,899,225 shares of the Issuer's Common Stock were outstanding.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

General

         Big City Bagels, Inc. ("Company") operates and franchises upscale bagel/deli cafes under the Company's registered trademark Big City Bagels(R). These stores sell a wide variety of oversized, fresh baked bagels, including unique specialty bagels, and cream cheese spreads, muffins and other bakery products for take-out and eat-in consumption. Big City Bagels stores also sell salads, sandwiches, specialty coffees and other beverages. The Company owns two stores located in California. The Company also sells Big City Bagels franchises. Currently, there are 19 franchises open and operating in Arizona, California, Colorado, Idaho, Minnesota, Nevada and Washington and the Company has sold franchises to open six additional stores, which are in various stages of development. The Company also sells its products to wholesale accounts and food service operators.

Recent Developments

         In June 1998, management determined that the Company's business of operating Company-owned retail stores no longer provided the opportunity for growth or profitability. Accordingly, to reduce costs and losses and to replenish capital needed for operations, the Company decided to sell Company-owned stores, preferably to new or existing franchisees, or to close stores that could not be timely sold. To date, the Company has sold or closed all of its Company-owned stores except for two in California. The Company expects to sell or close one store by the end of April 1999 and to sell the other store by the end of May 1999.

         Although the Company may maintain its core business as a franchisor and operator of a commissary that supplies retail stores and wholesale accounts with bagel products, the Company recognized that this remaining core business would not generate sufficient revenues to achieve profitability. Accordingly, since June 1998, the Company has been actively engaged in exploring possible acquisitions or mergers with profitable companies, including companies outside the food industry.

         In February 1999, the Company reached an agreement in principle to merge with VillageNet, Inc. ("VillageNet") and Intelligent Computer Solutions, Inc. ("ICS"). VillageNet, founded in June 1995, is a community-oriented Internet service provider specializing in educational and family-based Internet services with a local emphasis on business advertising and shopping, chat rooms and parent/student/teacher interaction. ICS, founded in October 1994, is a systems integration firm specializing in network design, implementation and maintenance and providing Internet/intranet messaging and security products.

         The Company expects to issue a combination of Common Stock and voting convertible preferred stock to the shareholders of VillageNet and ICS in an amount which, after conversion of the preferred stock into Common Stock (which is expected to be conditioned upon the Company amending its Certificate of Incorporation to increase the number of shares of Common Stock that the Company is authorized to issue), will approximate 90% of the outstanding shares of Common Stock following the transaction and conversion. Management of the Company is expected to be assumed by the management of VillageNet and ICS after the transaction.

         The Company's due diligence regarding this transaction is ongoing and transaction documents currently are being prepared. There can be no assurance that definitive transaction documents will be executed or, if executed, that the transaction will be completed.

Corporate Background

         The Company was incorporated under the laws of the State of New York in December 1992. The Company's principal executive offices are located at 99 Woodbury Road, Hicksville, New York 11801 and its telephone number is (516) 932-5050.

Products and Distribution

         The Company's bagel dough is prepared, in accordance with the Company's strict quality control guidelines, in a Company- or franchisee-owned commissary and then delivered to Company-owned stores, franchises and wholesale accounts. The bagels are then baked in each store daily using a traditional technique which requires the bagels to be boiled and then baked. Cream cheese spreads and muffins also are prepared in each store daily in accordance with quality control guidelines from ingredients purchased from independent suppliers. While bagel and cream cheese sales currently represent a significant portion of retail sales, the stores also offer a variety of breakfast and lunch bagel sandwiches, soups, freshly baked muffins and other bakery products, gourmet coffee and espresso drinks, juices and a variety of soft drinks. In addition, the Company offers innovative products, such as bagel pockets and three-foot party bagels, and imaginative catering platters to service its customers.

         In March 1999, the Company relocated its commissary to a facility in Santa Ana, California that it shares with an existing baked goods manufacturing business. This commissary services most Big City Bagels stores and wholesale clients. The Company expects to utilize existing equipment in the facility, which the Company believes will streamline the manufacturing process. In addition, this equipment will enable the Company to manufacture "par-baked" bagels that are partially baked and then frozen. The Company expects to distribute this product to wholesale clients in the second quarter of 1999. The Company also has assisted one of its franchisees in establishing a commissary owned and operated by such franchisee in Minneapolis to service its four stores in the area.

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

         The following table sets forth by location the number of currently opened Company-owned stores and franchises and the number of franchises that have been sold but not yet opened:

                                                         Stores Not Yet Opened
Location                 Stores Open                     Under Franchises Sold
-------------            ------------                    ---------------------
Arizona                       1                                   2
California                   10(1)                                2
Colorado                      1                                   0
Idaho                         1                                   1
Minnesota                     4                                   0
Nevada                        1                                   0
Washington                    1                                   1
                             ---                                 ---
Total                        19                                   6

-----------------------------
(1)      Includes two Company-owned stores.

Franchising

         The Company offers single unit and multi-unit franchises throughout the United States. The Company currently is permitted to offer and sell its franchises in approximately 40 states. All franchisees are required to operate their stores in accordance with the guidelines set forth in the Company's franchise and area development agreements and the standards detailed in the Company's operations and administration manuals. The Company conducts regular inspections of its franchised stores to determine whether the stores meet applicable standards and works with franchisees to improve performance.

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

         The Company faces competition in the bagel industry from independent stores, larger chain stores and franchisors such as Bruegger's Corp., Einstein/Noah Bagel Corporation, New World Coffee & Bagels, Inc., Big Apple Bagels, New York Bagel Enterprises and Dunkin' Donuts. The Company's bagel stores also compete with take-out restaurants, fast food restaurants, delicatessens and prepared food stores, as well as with supermarket bakeries and convenience stores.

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

Advertising

         The Company and its franchisees advertise in local newspapers and through direct mailings. As exclusive supplier of bagels for certain domestic flights for Northwest Airlines, the Company's product and franchise advertisements also are included in Northwest's in-flight magazine. The Company provides advertising support to franchisees relating to grand openings and local store marketing. Franchisees are required under their franchise agreements to spend 2% of gross sales on local advertising and to contribute 1% of monthly gross sales to a national advertising cooperative. However, to date, a national fund has not been established and the Company has not required this contribution.

Trademarks and Service Marks

         The Company's trademarks "Big City Bagels(R)" and "Big City Pickles(R)," its service mark "A Bigger Bagel for Less Dough!(R)" and its original logo are registered with the United States Patent and Trademark Office pursuant to federal law. The Company has filed trademark applications with the United States Patent and Trademark Office seeking registration for "Big City Deli(TM)." The Company's franchise agreements provide all of its franchisees with the nonexclusive right to use the Company's registered trademarks and service mark. The Company considers its marks to be material to its business in that the Company seeks to develop a strong association between such marks and the Company's high quality food and stores in the minds of consumers.

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

Employees

         As of March 17, 1999, the Company had 29 full-time employees. 7 of the 29 full-time employees are salaried, while the other 22 are paid on an hourly basis. In addition, the Company has 10 part-time employees, who are paid on an hourly basis. None of the Company's employees is represented by a collective bargaining agreement nor has the Company experienced any work stoppage. The Company believes its relationship with its employees is satisfactory.


ITEM 2.  DESCRIPTION OF PROPERTY

                                                          Approximate                                    Approximate
                                                             Square                                      Annual Lease
Location                   Use                               Footage  Lease Expiration                   Payments
-----------------          --------------------           ----------  ----------------                   -----------
Hicksville, NY             Principal executive                 1,500  Month-to-month                        $21,000
                           office
Newport Beach, CA          Offices                               735  December 2000                         $21,168

Costa Mesa, CA             Company store                       1,750  September 1999; renewable             $54,700
                                                                      for two successive
                                                                      five-year terms

Laguna Niguel, CA          Company store                       1,600  March 1999; renewable  for            $44,800
                                                                      one additional five-year term
                                                                      (the Company is not renewing
                                                                      the lease)

Scottsdale, AZ             Company store (closed               1,960  December 2005; renewable              $45,420
                           in July 1998)                              for one additional
                                                                      five-year term

Santa Ana, CA              Commissary                          2,200  March 2001                            $72,000


ITEM 3.  LEGAL PROCEEDINGS

         On July 29, 1997, in the Superior Court of California, Los Angeles County, Michael Schweid, et al, commenced a lawsuit against Victor Saab and George Saab, et al, former franchisees of the Company, and the Company, seeking an unspecified amount of damages for property damage and business interruptions resulting from a fire which partially destroyed the shopping mall where the former franchisees' store was located. Victor Saab was subsequently convicted of arson and insurance fraud. On August 25, 1998, the court granted the Company's motion for summary judgment and found that the claims against the Company were without merit. On November 2, 1998, the court denied plaintiffs' motion for reconsideration and to vacate the judgment of dismissal and, accordingly, upheld its grant of summary judgment. In January 1999, the plaintiffs gave notice that they are appealing the order granting summary judgment. The Company's insurance carrier continues to assume the defense of this matter.

         On September 24, 1997, in the Arizona Superior Court, County of Maricopa, Earl and Linda Fraley (dba "Xtremely Xpresso"), owners of a store in a shopping mall in which a Big City Bagels store, formerly franchised and subsequently Company-owned, was located, commenced a lawsuit against the landlord (the owners of the mall), the former franchisee and the Company, seeking an unspecified amount of damages. The landlord filed a cross-claim against the Company for rent owed. Plaintiff's claim that their lease prohibits the owner from leasing space to other tenants who sell substantial amounts of coffee products, and therefore, prohibited the owner from leasing space for the Big City Bagels store. On December 1, 1998, the court granted the Company's motion for summary judgment and found that the claims against the Company were without merit. On February 4, 1999, the Company entered into a settlement agreement with the landlord, pursuant to which the Company paid the landlord $20,000 and agreed to assign its judgment, if obtained, for attorneys' fees against the plaintiffs.

         On October 5, 1998, in the Arizona Superior Court, County of Maricopa, Mercado del Lago L.L.C., owners of a shopping center in which a Big City Bagels store, formally franchised and subsequently Company-owned, was located, commenced a lawsuit against the former franchisee and the Company, seeking an unspecified amount of damages. Plaintiff claims that the Company is in default of its lease by not making required rent payments. The Company was unable to economically operate the store and it was closed on July 31, 1998. The Company intends to vigorously defend the claims asserted by the plaintiff.

         On November 3, 1998, in the Arizona Superior Court, County of Maricopa, Girardi-Riva Enterprises, Inc., a former franchisee, commenced a lawsuit against the Company, seeking an unspecified amount of damages. In December 1996, the Company purchased the franchise back from the plaintiff pursuant to the terms of an asset purchase agreement. Plaintiff claims that the Company breached the asset purchase agreement by failing to make certain equipment and real property lease payments that the Company had assumed. The Company believes that it has no liability in this matter. Both the plaintiff and the Company filed cross-motions for summary judgment, and on March 29, 1999, the court granted the Company's motion for summary judgment.

         In December 1998, the previous owners of a New York City store that the Company purchased in January 1998 brought a claim in arbitration against the Company for approximately $90,000, claiming that the Company breached the consulting agreement between the parties. On December 29, 1998, the parties 0entered into a settlement agreement, pursuant to which the Company paid $30,000 to the sellers and they surrendered to the Company 67,300 of the 69,300 shares of Common Stock that they had received as part of the initial purchase price.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Prior to the Company's initial public offering, there was no established trading market for the Company's securities. On May 7, 1996, the Company's Common Stock and Class A Redeemable Common Stock Purchase Warrants ("Class A Warrants") commenced quotation on the Nasdaq SmallCap Market ("Nasdaq") under the symbols "BIGC" and "BIGCW," respectively. The Class A Warrants were delisted from Nasdaq on November 18, 1998 because there were no active market makers registered to trade the securities. The Common Stock was delisted from Nasdaq on March 11, 1999 because the Company was not in compliance with various requirements for continued listing. The Common Stock currently is traded on the OTC Bulletin Board. The following table sets forth the high and low bid prices for the Common Stock and Class A Warrants as reported by Nasdaq for the periods indicated. The prices represent inter-dealer quotations, which do not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. The prices for the Common Stock have been adjusted to reflect the Company's one-for-five reverse stock split effected on June 24, 1998.

Period                        Common Stock                     Warrants
------                   -------------------------       ---------------------
1997                       High            Low           High            Low
----                       ----            ---           ----            ---
First Quarter             25-1/8          13-1/8         4-5/8           1
Second Quarter            29-3/8          21-1/4         5               3-1/8
Third Quarter             29-3/8          16-1/4         5-9/16          3-1/8
Fourth Quarter            22-13/16          5             4               1/8

1998
------
First Quarter              7-1/2         3-3/4           3/8             1/16
Second Quarter             3-3/4         1-1/4           5/32            1/16
Third Quarter              1-1/32          3/8           1/16            1/32
Fourth Quarter             3/8             1/8           0               0

         On March 17, 1999, the last sale price for the Common Stock as reported by the OTC Bulletin Board was $1.00.

         As of March 17, 1999, there were 53 and 9 holders of record of Common Stock and Class A Warrants, respectively. The Company believes that there are in excess of 500 beneficial holders of its Common Stock.

Dividend Policy

         The Company has never paid any cash dividends on its Common Stock and it is currently the intention of the Company not to pay cash dividends on its Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities

         During the quarter ended December 31, 1998 and thereafter through March 17, 1999, the Company made the following sales of unregistered securities:

                                                         Consideration Received      Exemption        If Option,
                                                           and Description of           from          Warrant or
                                                         Underwriting or Other      Registration     Convertible
                                                       Discounts to Market Price       Claimed     Security, Terms
                         Title of          Number               Afforded                            of Exercise or
Date of Sale             Security           Sold                to Purchasers                          Conversion
----------------        ------------      ---------    -----------------------       ---------      --------------
12/13/98-2/15/99        Common Stock      6,536,713      Conversion of Class A        3(a)(9)       Convertible at
                                                            Preferred Stock                            variable
                                                                                                      conversion
                                                                                                    rates ranging
                                                                                                   from $0.2585 to
                                                                                                     $0.6375 per
                                                                                                        share


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

Forward-Looking Statements

         When used in the Form 10-KSB and in future filings by the Company with the Securities and Exchange Commission, the words or phrases "will likely result," "management expects" or "the Company expects," "will continue," "is anticipated," "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors that could affect the Company's results of operations and cause its results to differ from these statements are discussed in the Company's prospectus, dated April 3, 1998. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Selected Financial Data

                                                   Year Ended December 31,
                                                 ----------------------------
                                                     1998             1997
SUMMARY OF OPERATIONS:                           ------------      ----------
Total revenues                                    $3,432,084        $2,746,029
Net loss                                         $(3,830,752)       $(3,543,066)
Basic and diluted loss per common share               $(2.73)            $(3.33)
Weighted average common shares outstanding         1,401,465          1,065,265

YEAR-END FINANCIAL POSITION:

Working capital                                     $430,844         $3,628,516
Total assets                                      $1,932,407         $5,161,964
Total liabilities                                   $977,000           $743,736
Stockholders' equity                                $955,407         $4,418,228

Results of Operations

         Revenues for the year ended December 31, 1998 were $3,432,084 compared to $2,746,029 for the year ended December 31, 1997, a 25% increase. This increase was attributable to gains in store and commissary products sales and royalty income. Store and commissary products sales were $2,945,410 for the year ended December 31, 1998, compared to $2,370,318 for the year ended December 31, 1997, a 24.3% increase. This increase was due to the acquisition of one new retail store in January 1998, the growth of the wholesale business and increased commissary products sales to franchise stores that opened in 1998. Franchise fee income was $141,000 for the year ended December 31, 1998, compared to $151,000 for the year ended December 31, 1997, a 6.6% decrease. This decrease was due to fewer franchise store openings in 1998. Revenue under franchise agreements generally is recognized when the franchise stores are opened. Five franchise stores opened during 1998 and one franchise store closed, as compared to three stores that opened and one that closed in 1997. $20,500 of franchise fees were recognized when the Company terminated a seven-store area development agreement and collected other franchise transfer fees. Royalty income was $212,067 for the year ended December 31, 1998, compared to $162,486 for the year ended December 31, 1997, a 30.5% increase. This was due to the maturing of operations of some existing franchise stores and the initial operations of new franchise stores that opened in 1998. Interest income for the year ended December 31, 1998 was $101,141, resulting from the cash proceeds of the Company's private placement of Class A Preferred Stock ("Class A Preferred Stock") in December 1997 and the exercise of the Company's Class A Warrants, Class B Warrants and Unit Purchase Option in 1997, which were deposited into interest bearing accounts.

         The Company had unearned franchise fee income of $201,000 as of December 31, 1998, compared to $278,500 as of December 31, 1997. Unearned franchise fee income represents nonrefundable franchise fees that will be recognized as revenue as the related franchise stores are opened. In 1998, the Company entered into one new franchise agreement when it sold a Company-owned store to a new franchisee. The Company did not enter into any area development agreements in 1998. In September 1997, the Company entered into a licensing agreement with Total Petroleum Inc., pursuant to which following a short trial the licensee intended to operate a minimum of seven full service Big City Bagels stores. The first store opened in January 1998. Soon thereafter, the licensee was acquired by another company which notified the Company (in accordance with the terms of the licensing agreement) that it does not intend to open any additional stores. In January 1998, the Company renegotiated a twelve-store area development agreement that it had entered into in 1996 providing for the opening of stores in Minnesota. The franchisee has opened four stores and now is not required to open additional stores.

         Cost of sales were $1,528,621, representing 51.9% of net sales for the year ended December 31, 1998, compared to $1,380,670, or 58.2%, for the year ended December 31, 1997. The decrease in cost of sales as a percentage of sales was primarily attributable to increased sales by Company-owned stores, which are generally at higher margins than product sales to franchise and commercial accounts. In addition, the Company was able to decease labor costs related to franchise and wholesale product sales by achieving better production efficiencies.

         The increase in cost of sales of $147,951 was primarily due to increases in sales by Company-owned stores, the Company's commercial business and product sales to franchisees.

         Selling, general and administrative expenses (SG&A) were $4,543,408 for the year ended December 31, 1998, a 9.6% increase from $4,144,526 for the year ended December 31, 1997. This increase was primarily a result of: (1) a $285,539 increase in salaries from $1,558,805 in 1997 to $1,844,344 in 1998, due to hiring management and administrative level personnel, increases of approximately $50,000 in officers' salaries, severance payments of approximately $155,000 and additional salaries attributable to new Company-owned stores; (2) a $193,080 increase in rent attributable to new Company-owned locations; and (3) a $130,377 increase in professional fees, primarily due to costs associated with the Company implementing a reverse stock split, the sale of Company-owned stores, increased litigation activity and merger/acquisition activity. However, the Company was able to reduce other SG&A expenses, which resulted in a net increase to SG&A expenses of approximately $400,000.

          The Company recorded a loss on an abandonment of a lease of $244,462. Write-offs of fixed assets, goodwill and franchise costs were $930,326 for the year ended December 31, 1998. This write-off was in accordance with Statement of Financial Accounting Standards No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). The value of the assets led to management's decision to revalue the assets of its stores and commissary after considering the possible sale of certain stores and relocation of the commissary.

         Interest expense decreased by $24,473 during the year ended December 31, 1998, substantially due to the Company retiring debt obligations in 1997 to certain shareholders and the paydown of its capital lease obligation.

         The net loss for the year ended December 31, 1998 was $3,830,752, compared to a net loss of $3,543,066 for the year ended December 31, 1997.

Liquidity and Capital Resources

         In July 1997, to induce holders to exercise the Company's Class A Warrants and Class B Warrants, the Company reduced the exercise price of such warrants. In October 1997, the exercise price of the Class B Warrants was further reduced. The Company derived net proceeds of $2,370,272 from the exercise of these warrants. The exercise price of the Class A Warrants subsequently was permanently reduced to $12.50 per share. See Note J[2] to the Financial Statements. In addition, proceeds of $540,000 were received when the underwriter of the Company's initial public offering exercised its Unit Purchase Option.

         On December 31, 1997, the Company completed a private placement from which it received net proceeds of $2,334,158 through the sale of 265,000 shares of Class A Preferred Stock to accredited investors. The Class A Preferred Stock accrued dividends at the rate of 8% per annum, payable in cash or in shares of Common Stock at the election of the Company. The dividends were paid on the date the Class A Preferred Stock was converted into shares of Common Stock. During 1998 and through February 10, 1999, all 265,000 shares of Class A Preferred Stock were converted into an aggregate of 6,152,545 shares of Common Stock and dividends of $224,236 were paid through the issuance of 532,513 shares of Common Stock. See Note K to the Financial Statements.

         In July 1998, the Board of Directors authorized the Company to repurchase from time to time up to 100,000 shares of Common Stock in the public market. As of March 17, 1999, the Company had repurchased approximately 65,280 shares of Common Stock and does not expect to repurchase any additional shares.

         Cash and United States Treasury Bills at December 31, 1998 were $902,122, compared to $4,118,031 at December 31, 1997. This decrease was primarily attributable to the Company funding its operating losses, making capital expenditures to purchase or open new Company-owned stores, funding the relocation and expansion of the Company's commissary and repurchasing Common Stock from the marketplace.

         Accounts receivable increased to $177,396 at December 31, 1998, from $104,190 at December 31, 1997. This increase was primarily due to higher sales volume. Inventory increased to $49,403 at December 31, 1998, from $43,868 at December 31, 1997. This increase was primarily due to the Company's increased business, which requires larger inventory.

         Prepaid expenses and other current assets increased to $50,753 at December 31, 1998, from $41,133 at December 31, 1997. This increase resulted primarily from a loan made by the Company to an employee.

         Fixed assets, net of accumulated depreciation, decreased to $537,392 at December 31, 1998, from $611,095 at December 31, 1997 and intangible assets, net of accumulated amortization, increased to $35,784 at December 31, 1998, from $23,267 at December 31, 1997. This net decrease was primarily due to new acquisitions of Company-owned stores.

         Security deposits and other assets decreased to $179,557 at December 31, 1998, from $220,380 at December 31, 1997. Although there was an increase in security deposits in 1998 due to new Company-owned stores, the overall decease resulted primarily from the advances paid in 1997 relating to the new commissary which were not paid in 1998.

          The current portion of capital lease obligations increased to $65,089 at December 31, 1998, from $38,862 at December 31, 1997, due to the Company not making required payments of this obligation after June 1998.

         The combination of accounts payable and accrued expenses increased to $399,155 at December 31, 1998, from $361,344 at December 31, 1997 due to an increase in purchases resulting from an increase in sales.

         A deposit payable resulting from the potential sale of one Company-owned store was $55,000 at December 31, 1998.

         The non-current portion of capital lease obligations decreased to $12,294 at December 31, 1998, from $57,235 at December 31, 1997 due to these obligations becoming current. At December 31, 1998, the Company had $430,844 of working capital and a current ratio of 1.6 to 1.

         The Company's operating activities used net cash of $2,560,736 during the year ended December 31, 1998, as compared to net cash used in operations of $2,493,789 for the year ended December 31, 1997. The net cash used in 1998 was primarily to fund the Company's operating losses.

         In June 1998, management determined that the Company's business of operating Company-owned retail stores no longer provided the opportunity for growth or profitability. Accordingly, to reduce costs and losses and to replenish capital needed for operations, the Company decided to sell Company-owned stores, preferably to new or existing franchisees, or to close stores that could not be timely sold. To date, the Company has sold or closed all of its Company-owned stores except for two in California. The Company expects to sell or close one store by the end of April 1999 and to sell the other store by the end of May 1999.

         To further reduce costs, in March 1999, the Company relocated its commissary to a facility in Santa Ana, California that it shares with an existing baked goods manufacturing business. The Company also reduced its payroll throughout 1998 and continuing into 1999 by reducing operational and administrative personnel and as a result of the resignation of its President in June 1998. The Company also significantly reduced advertising costs during 1998 and has continued to do so in 1999.

         Although the Company may maintain its core business as a franchisor and operator of a co0mmissary that supplies retail stores and wholesale accounts with bagel products, the Company recognized that this remaining core business would not generate sufficient revenues to achieve profitability. Accordingly, since June 1998, the Company has been actively engaged in exploring possible acquisitions or mergers with profitable companies, including companies outside the food industry. In February 1999, the Company reached an agreement in principle to merge with VillageNet and ICS. See "Recent Developments" on page 2 for a description of the businesses of VillageNet and ICS.

         If the Company is unable to complete this transaction, the Company anticipates that it will not have sufficient capital to continue its operations through the end of 1999.

Year 2000 Compliance

         Many computer systems currently in use were designed to use only two digits in the date field and thus may experience difficulty processing dates beyond the Year 1999. Consequently, some computer hardware and software will need to modified prior to the Year 2000 to remain functional. The Company's own systems are Year 2000 compliant, which means that the systems will accurately process date/time date regardless of whether the date is in the twentieth century or the twenty-first century.

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


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and notes thereto are included herewith commencing on page F-1.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth information regarding the Company's executive officers and directors. Except as otherwise set forth herein, the executive officers are elected annually by the Board of Directors and serve at the discretion of the board.

         Name                 Age      Position
         -----------------   ----      ----------------------------------------
         Mark Weinreb         46       Chairman of the Board, Chief Executive
                                       Officer and Secretary
         Stanley Weinreb(1)   70       Director
         Stanley Raphael(1)   63       Director
         Nelson Braff         40       Director
         Alan Pearlstein      45       Director
         Howard J. Fein       57       Chief Financial Officer and Assistant
                                       Secretary

________________________________________

(1)      Member of Audit Committee.

         Mark Weinreb has been the Chairman of the Board and Chief Executive Officer of the Company since its inception in December 1992 and Secretary of the Company since January 1998. From 1975 to 1989, Mr. Weinreb was employed by Bio Health Laboratories, Inc. ("Bio Health"), a medical testing laboratory, and from 1985 to 1989, he was an owner and vice president of Bio Health, which was sold in 1989. During his tenure at Bio Health, Mr. Weinreb was responsible for day-to-day operations, including overseeing the technical aspects of the laboratory, negotiating property and equipment leases and handling financing proposals, mergers and acquisitions. From 1989 to 1992, Mr. Weinreb managed his private investments. Mark Weinreb is the son of Stanley Weinreb.

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

         Nelson Braff has been a director of the Company since January 1999. Since July 1996, Mr. Braff has served as a vice president of Perrin, Holden & Davenport Capital Corp. ("PHD"), an investment banking firm that he co-founded. From February 1990 to June 1996, Mr. Braff was a partner in the law firm of Jacobs, Zimms & Braff.

         Alan Pearlstein has been a director of the Company since January 1999. Mr. Pearlstein has been president of Long Island Auto Parts, a company that retails and wholesales auto parts and accessories, since February 1993, and served as its treasurer and corporate secretary from January 1980 to January 1993.

         Howard J. Fein has been Chief Financial Officer and an Assistant Secretary of the Company since February 1998. Mr. Fein is a certified public accountant. He has been a principal of Fein & Fein, P.C., a certified public accounting firm located in Hicksville, New York since 1972.

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Exchange Act, as amended, requires the Company's officers, directors and persons who beneficially own more than ten percent of the Company's Common Stock to file reports of ownership and changes in ownership with the Commission. These reporting persons also are required to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on its review of the copies of such forms furnished to it and representations that no other reports were required, the Company believes that all Section 16(a) reporting requirements were complied with by the Company's officers and directors during the year ended December 31, 1998.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to the Company's Chief Executive Officer in the year ended December 31, 1998. There were no executive officers other than the Chief Executive Officer whose compensation exceeded $100,000 in the year ended December 31, 1998:

--------------------------------------------------------------------------------------------------------------------
                                            SUMMARY COMPENSATION TABLE
--------------------------------------------------- ---------- -----------------------------------------------------
                                                                               Annual Compensation
                                                               ---------------- ---------------- -------------------
                                                                   Salary            Bonus          Other Annual
                                                                     ($)              ($)           Compensation
Name and Principal Position                          Year                                               ($)
--------------------------------------------------- ---------- ---------------- ---------------- -------------------
Mark Weinreb                                          1998         192,550            --                --
Chairman of the Board, Chief Executive Officer        1997         185,696            --                --
and Secretary                                         1996         149,000            --                --
--------------------------------------------------- ---------- ---------------- ---------------- -------------------

         The Chief Executive Officer named above routinely receives other benefits from the Company, the amounts of which are customary in the industry. The Company has concluded, after reasonable inquiry, that the aggregate amounts of such benefits during the year ended December 31, 1998 did not exceed the lesser of $50,000 or 10% of the compensation set forth above as to the named individual.

         The following table summarizes the number of shares and the terms of stock options granted to the Company's Chief Executive Officer in the year ended December 31, 1998:

--------------------------------------------------------------------------------------------------------------------
                              OPTION/SHARE GRANTS DURING YEAR ENDED DECEMBER 31, 1998
------------------------------------- --------------------------------- ------------ --------------- ---------------
                                             Individual Grants
------------------------------------- ------------ -------------------- ------------ --------------- ---------------
Name and Position                      Options/        % of Total        Exercise     Market Price     Expiration
During Period                           Shares       Options/Shares        Price       on Date of         Date
                                        Granted        Granted to        ($/Share)     Grant ($)
                                                      Employees in
                                                       Fiscal Year
------------------------------------- ------------ -------------------- ------------ --------------- ---------------
Mark Weinreb                             2,000(1)         1.9%            4.6875         4.6875      3/30/2008
Chairman of the Board, Chief           100,000(2)         92.6%            1.00           1.00       8/20/2008
Executive Officer and Secretary
------------------------------------- ------------ -------------------- ------------ --------------- ---------------


(1) Represents immediately exercisable options to purchase 2,000 shares of Common Stock granted pursuant to the terms of the Company's 1996 Performance Equity Plan ("1996 Plan"), which provides for stock option grants of 2,000 shares to be made to each director of the Company on March 31st of each year. See "--1996 Performance Equity Plan."

(2) Represents immediately exercisable options under the Company's 1998 Performance Equity Plan ("1998 Plan") to purchase 100,000 shares of Common Stock.

Employment Agreements

         In August 1998, the Company entered into an Amended and Restated Employment Agreement with Mark Weinreb, the Company's Chairman and Chief Executive Officer. The amendment extended Mr. Weinreb's employment term for one year until December 31, 1999 and provides for a salary at the rate of $200,000 per annum. The amendment also provides that if (1) the Company terminates Mr. Weinreb's employment without cause, (2) the Company fails to renew his employment agreement for one additional year or (3) Mr. Weinreb elects to terminate his employment for "good reason" (as defined in the agreement), then Mr. Weinreb will receive a lump sum cash payment of $200,000. In addition, the Company granted to Mr. Weinreb an option under the 1998 Plan to purchase 100,000 shares of Common Stock at an exercise price of $1.00 per share. The option is immediately exercisable and will remain exercisable until August 2008. In connection with the Company's proposed merger with ICS and VillageNet, it is anticipated that Mr. Weinreb's employment agreement will be amended to provide for his resignation and to modify his current severance arrangement.

1996 Performance Equity Plan

         In March 1996, the Company adopted the 1996 Plan. The 1996 Plan authorizes the granting of awards of up to 70,000 shares of Common Stock to the Company's key employees, officers, directors and consultants. Awards consist of stock options (both nonqualified options and options intended to qualify as "Incentive" stock options under Section 422 of the Internal Revenue Code of 1986, as amended), restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards, as described in the 1996 Plan. As of March 16, 1999, 7,988 shares of Common Stock and options to purchase 23,780 shares of Common Stock were outstanding under the 1996 Plan, with 38,232 shares available for future grant.

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

         The 1996 Plan also contains change in control provisions which could cause options and other awards to become immediately exercisable and restrictions and deferral limitations applicable to other awards to lapse in the event any "person," as such term is used in Sections 13(d) and 14(d) of the Exchange Act, including a "group" as defined in Section 13(d), but excluding certain shareholders of the Company, acquires beneficial ownership of more than 25% of the Company's outstanding shares of Common Stock.

1998 Performance Equity Plan

         In January 1998, the Board of Directors of the Company adopted, and in June 1998 the stockholders approved the 1998 Plan. The 1998 Plan authorizes the granting of awards of up to 400,000 shares of Common Stock to the Company's key employees, officers, directors and consultants. Awards consist of stock options (both nonqualified options and options intended to qualify as "Incentive" stock options under Section 422 of the Internal Revenue Code of 1986, as amended), restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards, as described in the 1998 Plan. As of March 17, 1999, options to purchase 100,000 shares of Common Stock were outstanding under the 1998 Plan, with 300,000 shares available for future grant.

         In connection with qualified stock options, the exercise price of each option may not be less than 100% of the fair market value of the Common Stock on the date of grant (or 110% of the fair market value in the case of a grantee holding more than 10% of the outstanding stock of the Company). The aggregate fair market value of shares for which qualified stock options are exercisable for the first time by such employee during any calendar year may not exceed $100,000. Nonqualified stock options granted under the 1998 Plan are also required to have exercise prices not less than the fair market value of the Common Stock on the date of grant.

         The 1998 Plan also contains change in control provisions that are identical to those described above with respect to the 1996 Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of March 17, 1999, with respect to (1) those persons or groups known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (2) each director of the Company, (3) each executive officer whose compensation exceeded $100,000 in the year ended December 31, 1998, and (4) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by the persons listed or contained in filings made by them with the Commission. Except as indicated below, the shareholders listed possess sole voting and investment power with respect to their shares. Except as otherwise indicated in the table, the address of each of the persons listed is c/o Big City Bagels, Inc., 99 Woodbury Road, Hicksville, New York 11801.

                                    Amount and Nature of     Percent
Name of Beneficial Owner            Beneficial Ownership     of Class
------------------------            --------------------     --------
Management Group (1)                       631,090             7.9%

Mark Weinreb                               311,251(2)(3)       3.9%

Stanley Weinreb                            160,513(2)(4)       2.0%

Stanley Raphael                            159,326(2)(5)       2.0%

Nelson Braff
c/o Perrin, Holden & Davenport
  Capital Corp.
5 Hanover Square
Mezzanine Level
New York, New York  10004                   36,000(6)           *

Alan Pearlstein
c/o Long Island Auto Parts
190-10 Northern Boulevard
Flushing, New York  11358                   56,338(7)            *

Orlac Finance, Ltd.
c/o Gerald Selbst
2 Kaplan Street
Tel Aviv, Israel  64734                    978,876            12.4%
All executive officers and directors
  as a group (six persons)                 724,928(8)          9.0%

                                                        (footnotes on next page)

---------------------------------

*        Less than 1%.

(1) The Management Group consists of Mark Weinreb, Stanley Weinreb and Stanley Raphael, each of whom is a party to, and has agreed to vote their shares in accordance with, the Founders' Shareholder Agreement described below. Each of the members of this group shares voting power with respect to the shares of Common Stock held by each of the members. The number of shares set forth in the table includes the shares held by each member, including an aggregate of 112,000 shares of Common Stock issuable upon exercise of currently exercisable options and 6,000 shares of Common Stock that will be issuable upon exercise of options to be automatically granted on March 31, 1999.

(2) Does not include shares held by other members of the Management Group (see Note 1) with respect to which each member shares voting power with the other members of such group.

(3) Includes 104,000 shares of Common Stock issuable upon exercise of currently exercisable options and 2,000 shares of Common Stock that will be issuable upon exercise of options to be automatically granted on March 31, 1999.

(4) Includes 4,000 shares of Common Stock issuable upon exercise of currently exercisable options and 2,000 shares of Common Stock that will be issuable upon exercise of options to be automatically granted on March 31, 1999.

(5) Includes 4,000 shares of Common Stock issuable upon exercise of currently exercisable options and 2,000 shares of Common Stock that will be issuable upon exercise of options to be automatically granted on March 31, 1999. Also includes 1,595 shares of Common Stock owned by Trade Consultants, Inc. Pension Fund, of which Mr. Raphael is the trustee.

(6) Includes 34,000 shares of Common Stock issuable upon exercise of currently exercisable warrants owned by PHD. Mr. Braff disclaims beneficial ownership of the securities owned by PHD, except to the extent of his equity interest therein. Also includes 2,000 shares of Common Stock that will be issuable upon exercise of options to be automatically granted on March 31, 1999.

(7) Includes 54,338 shares of Common Stock owned by Brass Capital, L.L.C. ("Brass Capital"), a New York limited liability company of which Mr. Pearlstein is a member. Mr. Pearlstein disclaims beneficial ownership of the securities owned by Brass Capital, except to the extent of his equity interest therein. Also includes 2,000 shares of Common Stock that will be issuable upon exercise of options to be automatically granted on March 31, 1999.

(8) Includes those shares of Common Stock deemed to be included in the respective beneficial ownership of Mark Weinreb, Stanley Weinreb, Stanley Raphael, Nelson Braff and Alan Pearlstein as set forth in the table above. Also includes 1,500 shares of Common Stock issuable to Howard J. Fein, Chief Financial Officer, upon exercise of currently exercisable options.

Founders' Shareholder Agreement

         Mark Weinreb, Stanley Weinreb and Stanley Raphael are parties to the Founders' Shareholder Agreement and the shares of Common Stock beneficially owned by them are subject to the terms of the Founders' Shareholder Agreement. Pursuant to the Founders' Shareholder Agreement, each of these members has agreed to vote his shares for the election of each of the other members of the group as a director of the Company as long as each such other member owns at least 20,000 shares of Common Stock. In addition, the members have granted a right of first refusal to the others with respect to any sales of Common Stock held by them other than pursuant to a registration statement under the Exchange Act or pursuant to Rule 144 promulgated thereunder.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In February 1998, the Company appointed Howard J. Fein to serve as part-time Chief Financial Officer (and principal accounting officer) of the Company at a salary of $50,000 for 1998. Mr. Fein is a principal of Fein & Fein, P.C., a certified public accounting firm which has rendered accounting consulting services to the Company since its inception in 1992. In March 1996, Mr. Fein was granted options to purchase 1,500 shares of Common Stock pursuant to the 1996 Plan, at an exercise price of $20.00 per share, in consideration for rendering consulting services to the Company. During 1997, in consideration for accounting consulting services rendered by Fein & Fein, P.C. and Howard J. Fein, the Company paid Fein & Fein, P.C. $100,201 in cash. In 1998, the Company paid Fein & Fein, P.C. $52,822 in cash and granted an award of Common Stock to Howard
J. Fein with a value of $26,500 pursuant to the 1996 Plan (4,988 shares of Common Stock based on the last sale price of the Common Stock on the date of grant) in consideration for accounting consulting services rendered.

         In connection with the proposed merger with VillageNet and ICS, it is anticipated that PHD will receive warrants to purchase an aggregate of 500,000 shares of Common Stock in consideration for introducing the Company to VillageNet and ICS. The warrants will be exercisable as follows: 250,000 of the warrants will become exercisable one year after the date of grant at an exercise price of $0.48 per share; 125,000 of the warrants will become exercisable 18 months after the date of grant at an exercise price of $0.75 per share; and 125,000 warrants will become exercisable two years after the date of grant at an exercise price of $1.00 per share. Nelson Braff, a director of the Company, is a vice president and co-founder of PHD.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits Filed.

                  See Exhibit Index appearing later in this Report.

         (b)      Reports on Form 8-K.

                  None.

BIG CITY BAGELS, INC. AND SUBSIDIARY

Financial Statements and Supplementary Data

Index to Consolidated Financial Statements
                                                                          Page

Independent auditors' report                                              F-1

Consolidated balance sheets as of December 31, 1998 and 1997              F-2

Consolidated statements of operations for the years ended
   December 31, 1998 and 1997                                             F-3

Consolidated statements of stockholders' equity
  for the years ended December 31, 1998 and 1997                          F-4

Consolidated statements of cash flows for the years ended
  December 31, 1998 and 1997                                              F-5

Notes to consolidated financial statements                                F-6

INDEPENDENT AUDITORS' REPORT

Board of Directors
Big City Bagels, Inc.
Hicksville, New York


We have audited the accompanying consolidated balance sheets of Big City Bagels, Inc. and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Big City Bagels, Inc. and subsidiary as of December 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A, the Company has sustained recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Richard A. Eisner & Company, LLP
---------------------------------
Richard A. Eisner & Company, LLP

New York, New York
February 22, 1999

With respect to Note L
March 23, 1999

BIG CITY BAGELS, INC. AND SUBSIDIARY

Consolidated Balance Sheets

                                                               December 31,
                                                          ---------------------
                                                          1998            1997
                                                          ----------------------
ASSETS
Current assets:
   Cash and cash equivalents .........................   $  902,122   $4,118,031
   Accounts receivable ...............................      177,396      104,190
   Inventory .........................................       49,403       43,868
   Prepaid expenses and other current assets .........       50,753       41,133
                                                         ----------   ----------
      Total current assets ...........................    1,179,674    4,307,222

Fixed assets, net of accumulated depreciation ........      537,392      611,095
Intangible assets, net of accumulated amortization ...       35,784       23,267
Security deposits and other assets ...................      179,557      220,380
                                                         ----------   ----------
                                                         $1,932,407   $5,161,964
                                                         ==========   ==========
LIABILITIES

Current liabilities:
   Capital lease obligations .......................      $ 65,089      $ 38,862
   Unearned franchise fee income ...................       201,000       278,500
   Accounts payable ................................       348,761       287,138
   Accrued expenses ................................        50,394        74,206
   Obligation on abandoned lease ...................        28,586
   Store purchase deposits .........................        55,000
                                                         ----------   ----------
      Total current liabilities ....................       748,830       678,706

Obligation on abandoned lease, noncurrent ..........       215,876
Deferred rent payable ..............................                       7,795
Capital lease obligations, noncurrent ..............        12,294        57,235
                                                          --------      --------
                                                           977,000       743,736
                                                          --------      --------
Commitments

STOCKHOLDERS' EQUITY
Convertible (redeemable) preferred stock;
   $.001 par value; 1,000,000
   shares authorized; 247,504 and
   265,000 shares issued and outstanding
   at December 31, 1998 and 1997,
   respectively (liquidation value $3,093,800
   and $3,312,500, respectively) .................           247            265
Common stock; $.001 par value; 25,000,000
   shares authorized; 1,511,107 and
   1,268,693 shares issued and outstanding
   at December 31, 1998 and 1997, respectively ...         1,511          1,269
Additional paid-in capital .......................    10,127,706      9,682,264
Accumulated deficit ..............................    (9,094,711)    (5,258,070)
Treasury stock (132,579 shares at cost) ..........       (79,346)
Unearned portion of compensatory stock ...........                       (7,500)
                                                          --------      --------
                                                         955,407      4,418,228
                                                          --------      --------
                                                    $  1,932,407   $  5,161,964
                                                    ============   ============


See independent auditors' report and notes to financial statements          F-2

BIG CITY BAGELS, INC. AND SUBSIDIARY

Consolidated Statements of Operations
                                                        Year Ended December 31,
                                                        ---------------------
                                                        1998            1997
                                                        ----------------------
Revenues:
   Product sales by company owned stores ...........  $ 2,123,880   $ 1,657,271
   Product sales to franchisees and others .........      821,530       713,047
   Franchise fees ..................................      141,000       151,000
   Royalty income ..................................      212,067       162,486
   Interest income .................................      101,141        60,112
   Other income ....................................       32,466         2,113
                                                      -----------   -----------
                                                        3,432,084     2,746,029
                                                      -----------   -----------
Costs and expenses:
   Cost of sales ...................................    1,528,621     1,380,670
   Selling, general and administrative expenses ....    4,543,408     4,144,526
   Write-off of fixed assets and franchise costs ...      930,326       723,407
   Loss on abandoned lease .........................      244,462
   Interest expense ................................       16,019        40,492
                                                      -----------   -----------

                                                        7,262,836     6,289,095
                                                      -----------   -----------

Net loss ...........................................  $(3,830,752)  $(3,543,066)
                                                      ===========   ===========

Basic and diluted loss per common share ............  $     (2.73)  $     (3.33)
                                                      ===========   ===========

Weighted average common shares outstanding .........    1,401,465     1,065,265
                                                      ===========   ===========


See independent auditors' report and notes to financial statements          F-3

BIG CITY BAGELS, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity


                                  Preferred Stock  Common Stock     Additional
                                  ---------------  --------------    Paid-in
                                 Shares  Amount   Shares   Amount    Capital
                                -------  -------  ------  -------   ----------
Balance - January 1, 1997                        984,752  $  985  $ 4,344,119
Issuance of common
  stock for acquisition
  of franchise stores                              1,653       2        8,262
Exercise of Class A
  warrants                                       159,789     160    1,870,112
Exercise of Class B
  warrants                                       100,000     100      499,900
Exercise of unit
  purchase option                                 22,500      22      539,978
Private placement                265,000 $265                       2,333,893
Beneficial conversion
  feature of preferred
  stock                                                                86,000
Amortization of compen-
  satory stock
Net loss
                                -------- ----  ---------   -----    ---------
Balance - December 31, 1997      265,000  265  1,268,694   1,269    9,682,264
Registration costs -
  related to December 1997
  private placement                                                   (31,723)
Issuance of common stock for
   acquisition of stores                          73,064      73      444,927
Purchase of treasury stock
Shares and warrants issued as
   compensation                                    4,988       5       26,495
Preferred stock converted to
   common stock                  (17,496) (18)   158,209     158         (140)
Stock dividends                                    6,152       6        5,883
Amortization of compensatory
   stock
Net loss
                                -------- ----  ---------   ------ -----------
Balance - December 31, 1998      247,504 $247  1,511,107   $1,511 $10,127,706
                                ======== ====  =========   ====== ===========

(Table continued on next page)

BIG CITY BAGELS, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity

                                                                         Unearned Portion of
                                    Treasury Stock                       Compensatory Stock
                                    ----------------     Accumulated     -------------------
                                   Shares     Amount     Deficit          Shares     Amount        Total
                                   -------  --------     -----------     -------    --------      ---------
Balance - January 1, 1997                               $(1,629,004)       3,000  $ (37,500)    $ 2,678,600
Issuance of common
  stock for acquisition
  of franchise stores                                                                                 8,264
Exercise of Class A
  warrants                                                                                        1,870,272
Exercise of Class B
  warrants                                                                                          500,000
Exercise of unit
  purchase option                                                                                   540,000
Private placement                                                                                 2,334,158
Beneficial conversion
  feature of preferred
  stock                                                    (86,000)                                       0
Amortization of compen-
  satory stock                                                                      30,000           30,000
Net loss                                                (3,543,066)                              (3,543,066)
                                                        -----------       ------  ---------     -----------
Balance - December 31, 1997                             (5,258,070)        3,000    (7,500)       4,418,228
Registration costs -
  related to December 1997
  private placement                                                                                 (31,723)
Issuance of common stock for
   acquisition of stores                                                                            445,000
Purchase of treasury stock       (132,579)   $(79,346)                                              (79,346)
Shares and warrants issued as
   compensation                                                                                      26,500
Preferred stock converted to
   common stock                                                                                           0
Stock dividends                                            (5,889)                                        0
Amortization of compensatory
   stock                                                                            7,500             7,500
Net loss                                               (3,830,752)                               (3,830,752)
                                  --------- --------- -----------         ------  -------       -----------
Balance - December 31, 1998       (132,579) $(79,346) $(9,094,711)         3,000  $     0       $   955,407
                                  ========= =========  ============       ======  =======       ===========

See independent auditors' report and notes to financial statements          F-4

BIG CITY BAGELS, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

                                                                                                    Year Ended December 31,
                                                                                                -----------------------------
                                                                                                    1998              1997
                                                                                                --------------  -------------
Cash flows from operating activities:
   Net loss                                                                                    $  (3,830,752)   $  (3,543,066)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
      Loss on abandoned lease                                                                        244,462           84,797
      Depreciation and amortization                                                                  173,908          232,092
      Write-off of fixed assets and franchise costs                                                  930,326          723,407
      Gain on sale of equipment                                                                      (11,529)
      Amortization of common stock issued for compensation                                             7,500           30,000
      Compensation expense attributable to issuance of common stock and warrants                      26,500
      Provision for bad debt                                                                          25,000           35,000
      Changes in:
        Accounts receivable                                                                          (73,206)         (83,801)
        Inventory                                                                                     (5,535)          30,404
        Prepaid expenses and other current assets                                                     (9,620)          35,998
        Security deposits and other assets                                                             9,694         (134,932)
        Accounts payable                                                                              61,623           79,127
        Accrued expenses                                                                             (23,812)          13,883
        Unearned franchise fee income                                                                (77,500)          14,750
        Deferred rent payable                                                                         (7,795)         (11,448)
                                                                                               -------------    -------------

           Net cash used in operating activities                                                  (2,560,736)      (2,493,789)
                                                                                               -------------    -------------

Cash flows from investing activities:
   Proceeds from sale of assets                                                                      144,286
   Acquisition of franchises/stores                                                                 (335,000)         (75,000)
   Purchases of fixed assets                                                                        (389,676)         (32,421)
   Payment for trademark                                                                                              (10,000)
   Store purchase deposit                                                                             55,000
   Proceeds on redemption of United States Treasury bills                                                           1,006,170
                                                                                               -------------    -------------

           Net cash (used in) provided by  investing activities                                     (525,390)         888,749
                                                                                               -------------    -------------
Cash flows from financing activities:
   Payment of registration costs                                                                     (31,723)
   Repayment of stockholder loans                                                                                     (87,468)
   Proceeds from exercise of warrants                                                                               2,370,272
   Repayment of notes payable                                                                        (18,714)         (88,747)
   Proceeds from exercise of unit purchase option                                                                     540,000
   Proceeds from private placement                                                                                  2,334,158
   Purchase of treasury stock                                                                        (79,346)
                                                                                                -------------    ------------
           Net cash (used in) provided by financing activities                                      (129,783)       5,068,215
                                                                                               -------------    -------------

Net (decrease) increase in cash and cash equivalents                                              (3,215,909)       3,463,175
Cash and cash equivalents - beginning of year                                                      4,118,031          654,856
                                                                                               -------------    -------------

Cash and cash equivalents - end of year                                                        $     902,122    $   4,118,031
                                                                                               =============    =============


(Table continued on next page)

BIG CITY BAGELS, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

                                                                                                    Year Ended December 31,
                                                                                                -----------------------------
                                                                                                    1998              1997
                                                                                                --------------  -------------

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Interest                                                                                 $      10,126    $      75,596
      Income taxes                                                                             $       6,647    $       3,500

Supplemental schedule of noncash activities:
   In 1998, the Company acquired the assets of two stores for the following:
      Issuance of 73,064 shares of common stock                                                $     445,000
      Cash paid                                                                                      335,000
                                                                                               -------------
           Total amount attributable to fixed, intangible and other assets                     $     780,000
                                                                                               =============

   In February 1997, the Company acquired all of the assets of one franchise for the following:
        Forgiveness of outstanding accounts receivable                                                          $       8,796
        Issuance of 1,653 shares of common stock                                                                        8,264
                                                                                                                -------------
                                                                                                                       17,060
        Cash paid                                                                                                      75,000
                                                                                                                -------------
           Total amount attributed to fixed assets                                                              $      92,060
                                                                                                                =============

See independent auditors' report and notes to financial statements          F-5

BIG CITY BAGELS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 1998 and 1997


NOTE A - THE COMPANY AND BASIS OF PRESENTATION

Big City Bagels, Inc. and subsidiary (the "Company") operates and franchises retail bagel/deli stores and sells its products wholesale to commercial accounts and food service operators. In 1998, the Company effected a 1 for 5 reverse stock split of its common stock. The accompanying financial statements reflect the stock split retroactively.

During November 1997, the Company formed a wholly-owned subsidiary, Big City NY, Inc. (BCNY). BCNY was formed to acquire in 1998 the assets of two bagel/deli stores located in New York City.

All significant intercompany balances and transactions were eliminated in consolidation.

The Company has experienced recurring losses from operations since inception resulting in an accumulated deficit of $9,094,711. The Company is implementing plans to reduce its operating losses and negative cash flows. Those plans include selling the remaining company-owned stores and evaluating the desirability of discontinuing its commissary/wholesale operations that require the use of the Company's resources. There is no assurance, however, that the Company's efforts will ultimately be successful. In February 1999, the Company reached an agreement in principle to merge with two companies, one of which is an Internet service provider and the other is a systems integration firm providing network services and Internet messaging and security products (the "Acquirees"). The Company expects to issue a combination of common stock and voting convertible preferred stock to the Acquirees in an amount which, after conversion of the preferred stock into common stock, will approximate 90% of the Company's outstanding shares of common stock following the transaction and conversion. There can be no assurance that the proposed merger agreement will be executed or that, if executed, the transaction will be completed. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments based on the realizability of the Company's assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.


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

BIG CITY BAGELS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 1998 and 1997

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[3]      Franchise fees:

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

[6]      Long-lived assets:

       In accordance with accounting standards the Company records impairment losses on long-lived assets used in operations, including intangible assets, when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During the year ended December 31, 1997, a loss of $464,431 was charged to operations for the write-off of machinery, equipment and leasehold improvements and a loss of $258,976 was charged to operations for the write-off of franchise costs recorded upon the acquisition of two affiliated entities in May 1996. During the year ended December 31, 1998, a loss of $239,892 was charged to operations for the write-off of machinery, equipment and leasehold improvements, a loss of $10,557 was charged to operations for the write-off of trademark costs and a loss of $679,877 was charged to operations for the write-off of goodwill recorded upon the acquisition of two bagel/deli stores purchased in the first quarter of 1998 which were sold in 1999 (Note L).

[7]       Use of estimates:

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

[8]      Fair value of financial instruments:

       The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and capitalized lease obligations approximate fair value due to their short-term nature or their underlying terms.

BIG CITY BAGELS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 1998 and 1997

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[9]      Stock-based compensation:

       During 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB No. 25 in accounting for its stock option incentive plans (see Note
       J).

[10]     Loss per common share:

       The Company calculates net loss per share pursuant to Statement of Financial Accounting Standards No. 128 "Earnings Per Share," which requires the presentation of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Dilutive earnings per share includes any dilutive effects of such securities.


[11]     Recent accounting pronouncements:

       In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," and No. 131, "Disclosure about Segments of an Enterprise and Related Information," which were effective for the year beginning January 1, 1998. These pronouncements did not have an effect on the information presented in the Company's financial statements.


NOTE C - FIXED ASSETS

Fixed assets consist of the following:

                                           December 31,
                                   -------------------------
                                       1998           1997         Life
                                  ------------   -----------   --------------
  Furniture and fixtures          $   239,818    $  400,592    7 to 15 years
  Machinery and equipment             440,727       687,974    5 to 15 years
  Leasehold improvements              187,991       487,192    Life of lease
                                  -----------     ---------
                                      868,536     1,575,758
Less accumulated depreciation
    and amortization                  331,144       964,663
                                   ----------    ----------
                                  $   537,392    $  611,095
                                  ===========    ==========

BIG CITY BAGELS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 1998 and 1997


NOTE D - INTANGIBLE ASSETS

Intangible assets at cost, are amortized using the straight-line method and consist of the following:

                                           December 31,
                                    -----------------------
                                       1998         1997         Life
                                    ----------   ----------    --------
Goodwill, on store sold
  January 1999 (Note B[6])          $   74,002                 15 years
Lease costs                             13,289   $   48,099     5 years
Trademark costs                                      13,000
                                    ----------   ----------
                                        87,291       61,099
Less accumulated amortization           51,507       37,832
                                    ----------   ----------
                                    $   35,784   $   23,267
                                    ==========   ==========


NOTE E - STORE PURCHASE DEPOSITS

In October 1998, the Company signed an agreement with a current franchisee (the "Franchisee"), whereby the Franchisee will purchase one company-owned store for a purchase price of $210,000, $55,000 of which was received as a deposit prior to year end. The Franchisee is awaiting financing to complete the transaction.


NOTE F - CAPITAL LEASE OBLIGATIONS

The Company has a commitment pursuant to a capital lease for furniture and fixtures at a store that was closed during 1998. The net book value of the furnitures and fixtures held under the capital lease is $27,427 and $37,024 at December 31, 1998 and 1997, respectively.

Future lease payments as of December 31, 1998 are as follows:

           Year Ending
           December 31,                                                 Amount
           ------------                                               ----------
              1999                                                    $   75,569
              2000                                                        12,595
                                                                      ----------
                                                                          88,164
           Less amount representing interest                              10,781
                                                                      ----------
           Present value of future lease payments at end of year          77,383
           Less amounts due within one year                               65,089
                                                                      ----------

           Long-term capital lease obligation                         $   12,294
                                                                      ==========

BIG CITY BAGELS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 1998 and 1997

NOTE G - COMMITMENTS

[1]      Operating leases:

       The Company leases its commissary space and store locations under various operating leases which expire between February 1999 and December 2005. Future minimum rental payments as of December 31, 1998 are as follows:

                Year Ending
                December 31,                    Amount
                ------------                  ----------
                1999                          $  180,983
                2000                             147,588
                2001                              66,420
                2002                              45,420
                2003                              45,420
                Thereafter                        90,840
                                              ----------
                                              $  576,671
                                              ==========

       The above amounts include lease obligations aggregating $317,940 for a store that the Company has abandoned. The financial statements include a liability of $244,962 for this lease.

       Additionally, the Company remains obligated under an operating lease for a store that was sold to a third party in 1998, in the event that the acquirer defaults on the lease. The lease expires in October 2005 and requires monthly payments of $4,666 through October 2001 and $5,086 through October 2005. At December 31, 1998, the Company has not been informed that the lease is in default.

       Rent expense for the years ended December 31, 1998 and December 31, 1997 was $526,150 and $333,070, respectively. Rent expense under the Company's lease for its commissary and one store, which provides for scheduled rent increases, is recognized on a straight-line basis over the term of the lease.

[2]      Employment agreements:

       In 1998, the Company modified an employment agreement with an officer which was to expire on December 31, 1998. The modified agreement provides for a salary of $200,000 per annum and expires on December 30, 1999. In connection with the agreement, the officer was granted options to purchase 100,000 shares of common stock at an exercise price of $1.00 per share, expiring on August 20, 2008.

       The agreement provides for various benefits including an additional payment to the officer of $200,000 for separation from the Company, as defined in the agreement, or in the event of death of the officer, payment of salary and other health and medical benefits to a designated beneficiary for a period of six months.

BIG CITY BAGELS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 1998 and 1997


NOTE H - INCOME TAXES

At December 31, 1998, the Company has approximately $7,156,000 of net operating loss carryforwards expiring through 2018.

At December 31, 1998, the Company has a deferred tax asset of approximately $3,000,000 representing the benefits of its net operating loss carryforward and certain expenses not currently deductible. The Company's deferred tax asset has been fully reserved by a valuation allowance since realization of its benefit is uncertain. The difference between the statutory tax rate of 34% and the Company's effective tax rate of 0% is substantially due to the increase in the valuation allowance of $1,076,000 (1998) and $1,465,000 (1997). The Company's ability to utilize its net operating loss carryforwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.


NOTE I - FRANCHISES AND STORE ACQUISITIONS

During 1997, the Company entered into franchise agreements for twelve stores, two of which were opened during 1998 and none of which were opened as of December 31, 1997. During 1996, the Company entered into franchise agreements for nineteen stores, of which two were opened in 1997. At December 31, 1998, there were 15 franchised stores and 4 company-owned stores in operation, one of which was sold and one of which was closed in January 1999. Deferred franchise fees at December 31, 1998 and 1997 represent fees received in advance of store openings.

In 1998, the Company purchased the assets and lease rights of two bagel/deli stores for an aggregate amount of $780,000 of which $335,000 was paid in cash and $445,000 with the Company's common stock. One of the stores was never opened and the other store, was in operation for the majority of the year ended December 31, 1998. The financial statements do not include pro forma information as both stores were sold in the first quarter of 1999 (see Notes B[6] and L). Such transactions do not have a continuing impact and accordingly, pro forma information would not be useful in analyzing future prospects.

Effective February 1997, the Company repurchased a previously sold franchise store for an aggregate of $75,000 cash, 1,653 shares of the Company's common stock valued at $8,264 and forgiveness of outstanding accounts receivable of $8,796. Assets acquired consisted of machinery and equipment and leasehold improvements. The results of operations include the activities of this store from the acquisition date.

BIG CITY BAGELS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 1998 and 1997

NOTE J - COMMON STOCK

[1]      Stock options:

       The Company applies APB No. 25 in accounting for its stock option incentive plan and, accordingly, recognizes compensation expense for the difference between the fair value of the underlying common stock and the grant price of the option at the date of grant. The effect of applying SFAS No. 123 on 1998 and 1997 pro forma net loss is not necessarily representative of the effects on reported net loss for future years due to, among other things, (1) the vesting period of the stock options and
       (2) the fair value of additional stock options in future years. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company's net loss in 1998 and 1997 would have been approximately $3,917,000 and $3,736,000 or $(2.80) and $(3.51) per share. The weighted average fair value of the options granted during 1998 and 1997 are estimated at $0.80 and $14.30 per share on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                      1998            1997
                                                 -------------     -------------
                 Risk free rates                 5.62% - 5.65%     5.74% - 6.66%
                 Expected option life in years         5                 5
                 Expected stock price volatily        70%               70%
                 Expected dividend yield               0%                0%

(a)      1998 Performance Equity Plan:

           During 1998 the Company adopted the 1998 Performance Equity Plan (the "1998 Plan") which provides for the issuance of up to 400,000 shares of common stock to employees, officers, directors and consultants. The awards may consist of incentive stock options, nonqualified options, restricted stock awards, deferred stock awards, stock appreciation rights and other awards as described in the 1998 Plan. Vesting periods are determined by the board of directors.

           During 1998, the Company granted a nonqualified stock option award to purchase 100,000 shares of common stock to an officer. The option is exercisable immediately at $1.00 per share and terminates on August 20, 2008.

           At December 31, 1998, options for 300,000 shares of common stock were available for future grant under the 1998 Plan.

(b)      1996 Performance Equity Plan:

           The Company's 1996 Performance Equity Plan (the "1996 Plan") provides for the issuance of awards of up to 70,000 shares of common stock to employees, officers, directors and consultants. The awards, which generally vest over four years, may consist of incentive stock options, nonqualified options, restricted stock awards, deferred stock awards, stock appreciation rights and other awards as described in the 1996 Plan. In February 1998, the Company granted a stock award of 4,988 shares of common stock to an officer. At December 31, 1998, the Company has reserved 62,012 shares of common stock for issuance under the 1996 Plan.

BIG CITY BAGELS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 1998 and 1997

NOTE J - COMMON STOCK  (CONTINUED)

[1]      Stock options:  (continued)

           Additional information with respect to the 1996 Plan's activity is summarized as follows:

                                                                   1998                      1997
                                                            ---------------------      --------------------
                                                                        Weighted-                 Weighted-
                                                                         Average                   Average
                                                                         Exercise                  Exercise
                                                             Shares       Price        Shares       Price
                                                            --------    ---------     --------    --------
          Outstanding at January 1                            16,900     $ 22.53        6,400      $19.65
          Granted                                              8,480        4.60       13,500       22.50
          Cancelled                                           (1,600)      14.06       (3,000)      16.25
                                                           ---------                ---------

          Outstanding at December 31                          23,780       16.71       16,900       22.53
                                                           =========                =========

          Shares exercisable                                  21,725     $ 17.49       13,400      $25.80
                                                           =========                =========

       The following table summarizes information about stock options outstanding and exercisable at December 31, 1998:

                                     Options Outstanding
                          -------------------------------------------
                                           Weighted-                           Options Exercisable
                                            Average                       ----------------------------
                                           Remaining       Weighted-                         Weighted-
                                          Contractual       Average                           Average
                            Number            Life         Exercise          Number          Exercise
   Exercise Price        Outstanding       (in Years)        Price        Exercisable          Price
   --------------        -----------     ------------      ----------    ------------        --------
    $  3.125                   480             9.31           $3.13               0
       4.6875                8,000             9.25            4.69           8,000           $ 4.69
      10.00                  2,100             8.96           10.00             525            10.00
      20.00                  3,000             7.25           20.00           3,000            20.00
      26.875                10,000             8.25           26.88          10,000            26.88
      42.30                    200             7.50           42.50             200            42.50
                       -----------                                      -----------
                            23,780             8.52           16.71          21,725            17.49
                       ===========                                      ===========

       At December 31, 1998, options for 38,232 shares of common stock were available for future grant under the 1996 Plan.

BIG CITY BAGELS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 1998 and 1997


NOTE J - COMMON STOCK (CONTINUED)

[2]      Warrants:

       As at December 31, 1998, the following warrants were outstanding:

                                                      Shares Reserved      Exercise       Expiration
                                                       for Issuance          Price           Date
                                                      ---------------      --------     ------------------
                Class A Warrants                            481,250        $12.50       May 7, 2000
                Placement Agent Warrants                     15,000         25.00       December 30, 2002
                Placement Agent Warrants                     25,000          6.5625     December 30, 2002
                Other Warrants                                4,000       5.00-8.75     April 30, 2003

       Effective July 11, 1997, the Company reduced the exercise price of its 358,750 Class A Warrants and its 50,000 Class B Warrants. The Class A Warrants, which were previously exercisable at $22.50 per share, were revised to be exercisable at $12.50 per share until October 8, 1997. Holders of Class A Warrants who exercised prior to the expiration of the special exercise period, were issued a new Class A Warrant upon expiration of the special exercise period. The Company agreed that if an aggregate of at least $2,000,000 of gross proceeds were derived from the exercise of the Class A Warrants during this special period, then the exercise price of the Class A Warrants which were not exercised and the new Class A Warrants would remain at $12.50 per share until their expiration on May 7, 2000. If less than $2,000,000 of gross proceeds were derived from the exercise of the Class A Warrants during this special exercise period, than the exercise price of the Class A Warrants which were not exercised and the new Class A Warrants was to revert to $22.50 after the expiration of the special exercise period.

       During the special exercise period, an aggregate of 159,789 Class A Warrants were exercised, from which the Company derived gross proceeds of $1,997,363. Although $2,000,000 of gross proceeds was not received by the Company, the Company determined on October 14, 1997 to permanently reduce the exercise price of the Class A Warrants to $12.50 per share, which price will remain in effect until the Class A Warrants expire on May 7, 2000. This exercise price reduction also applies to the additional Class A Warrants issued to holders of Class A Warrants that were exercised during the special exercise period.

       During this special exercise period, each Class B Warrant entitled the holder to purchase one share of common stock for $12.50 per share and, if so exercised, the holder would be issued a new Class A Warrant upon the expiration of the special exercise period. On November 5, 1997, the Company further reduced the exercise price of the Company's Class B Redeemable Common Stock Purchase Warrants ("Class B Warrants"), to $5.00 per share. On November 12, 1997 all 100,000 Class B Warrants were exercised at the reduced exercise price, from which the Company has received gross proceeds of $500,000 and the holder was issued 100,000 new Class A Warrants.

[3]      Private placement:

       In connection with the Private Placement (Note K) the Company issued the Placement Agent and its designee Placement Agent Warrants which entitle the holders to purchase 25,000 shares of common stock for $6.5625 per share and 15,000 shares of common stock for $25.00 per share, in both cases exercisable until December 30, 2002.

BIG CITY BAGELS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 1998 and 1997


NOTE K - PREFERRED STOCK

On December 31, 1997, the Company completed a private placement in which it received net proceeds of $2,334,158 through the sale of 265,000 shares of Class A preferred stock. The preferred stock accrued dividends at the rate of 8% per annum, payable in cash or in shares of common stock at the election of the Company on the date the preferred stock is converted into shares of common stock. The preferred stock and dividends accrued were convertible at the election of the holder into shares of common stock at a conversion rate per share equal to the greater of (i) 75% of the average closing bid price of the common stock for the five consecutive trading days immediately prior to the date of conversion or (ii) $0.2585. The conversion rate was not effected by the reverse stock split (see Note A). On December 31, 2000, the shares of preferred stock then outstanding were to automatically convert into shares of common stock. Due to the beneficial conversion feature of the preferred stock the Company recorded a charge of $86,000 to retained earnings (accumulated deficit) on December 31, 1997, with a credit of like amount to additional paid-in capital.

The Company had an option to redeem the preferred stock in whole as a class at a price payable in cash equal to the sum of (i) 125% of the stated value of the shares being redeemed plus (ii) the dividends accrued through the redemption date.

In the first quarter of 1999, all of the preferred stock outstanding as of December 31, 1998 was converted into 6,520,697 shares of the Company's common stock including 526,361 shares for cumulative stock dividends aggregating $218,347.


NOTE L - SUBSEQUENT EVENTS

In January and March 1999, the Company sold all the assets of two of its Company-owned stores for $181,000, and $80,000 respectively net of selling costs. The carrying value of the stores as of December 31, 1998 reflect such net selling prices.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 29, 1999              BIG CITY BAGELS, INC.



                                     By:      /s/ Mark Weinreb
                                     ------------------------------
                                      Mark Weinreb, Chairman of the Board,
                                      Chief Executive Officer and Secretary


         In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



         /s/ Mark Weinreb                   Chairman of the Board, Chief                  March 29, 1999
------------------------------------      Executive Officer and Secretary
Mark Weinreb



         /s/ Stanley Weinreb                         Director                             March 29, 1999
------------------------------------
Stanley Weinreb



         /s/ Stanley Raphael                         Director                             March 29, 1999
------------------------------------
Stanley Raphael



         /s/ Nelson Braff                            Director                             March 29, 1999
------------------------------------
Nelson Braff



         /s/ Alan Pearlstein                         Director                             March 29, 1999
------------------------------------
Alan Pearlstein



         /s/ Howard J. Fein                    Chief Financial Officer (and               March 29, 1999
------------------------------------           principal accounting officer)
Howard J. Fein

                                  EXHIBIT INDEX

                                                                                   Incorporated
                                                                                   by Reference        No. in
Exhibit No.       Description                                                      from Document       Document
-----------       -----------------------------------------------------            -------------       ----------
3.1               Restated Certificate of Incorporation                                 A                 3.1
3.1.2             Amendment to Restated Certificate of Incorporation                    B                3.1.2
3.1.3             Amendment to Certificate of Incorporation, as corrected               C                3.1.3
3.1.4             Amendment to Certificate of Incorporation                             E                3.1.4
3.2               Restated By-laws                                                      A                 3.2
3.2.1             Restated By-laws, as amended                                          *
4.1               Form of Common Stock Certificate                                      A                 4.1
4.2               Form of  Class A Warrant Certificate                                  A                 4.2
4.3               Form of Class A Warrant Agreement between  Continental Stock          A                 4.3
                  Transfer & Trust Company and the Company
4.3.1             Form  of  Amendment  to Form of  Class A  Warrant  Agreement          B                4.3.1
                  between  Continental  Stock Transfer & Trust Company and the
                  Company
4.4               Form of  Subscription  Agreement  between  the  Company  and          C                 4.5
                  purchasers of Class A Preferred Stock
4.5               Form of warrant to purchase  125,000  shares of Common Stock          C                 4.6
                  at an exercise  price of $1.3125 per share issued to Perrin,
                  Holden & Davenport  Capital Corp.  and its  designee,  dated
                  December 31, 1997
4.6               Form of warrant to purchase  75,000  shares of Common  Stock          C                 4.7
                  at an  exercise  price of $5.00 per share  issued to Perrin,
                  Holden & Davenport  Capital Corp.  and its  designee,  dated
                  December 31, 1997
4.7               Form of warrant to purchase  5,000 shares of Common Stock at          *
                  an  exercise  price  of  $1.00  per  share  issued  to  Dian
                  Griesel, dated May 1, 1998
4.7.1             Schedule of omitted documents in the form of Exhibit 4.7,             *
                  including material detail in which documents differ from
                  Exhibit 4.7
10.1              1996 Performance Equity Plan                                          A                10.4
10.2              Form of Franchise Agreement                                           A                10.6
10.3              Form of Area Development Agreement                                    A                10.7
10.4              Form of Founders' Shareholder Agreement                               A                10.8
10.5              Stock option  agreement,  dated March 31, 1998,  between the          D                10.11
                  Company and Mark Weinreb

                                                                                   Incorporated
                                                                                   by Reference        No. in
Exhibit No.       Description                                                      from Document       Document
-----------       -----------------------------------------------------            -------------       ----------
10.5.1            Schedule of omitted  documents in the form of Exhibit 10.11,          D                10.11.1
                  including  material  detail in which such  documents  differ from Exhibit 10.11
10.6              Amendment to Founders' Shareholder Agreement                          E                10.11
10.7              Amended  and  Restated  Employment   Agreement  between  the          F                10.12
                  Company and Mark Weinreb
10.8              Stock  option   agreement   between  the  Company  and  Mark          F                10.13
                  Weinreb, dated August 21, 1998
10.9              1998 Performance Equity Plan                                          G             Appendix A
21                Subsidiaries of the Company                                           *
23                Consent of Richard A. Eisner & Company LLP                            *
27.1              Financial Data Schedule (12/31/98)                                    *
27.2              Restated Financial Data Schedule (12/31/97)                           *
99.1              Notice to Holders of Class A Warrants                                 B                99.1

-------------------

*        Filed herewith.

A The Company's Registration Statement on Form SB-2 (No. 333-2154) declared effective by the Commission on May 7, 1996.

B The Company's Registration Statement on Form SB-2 (No. 333-29297) declared effective by the Commission on July 9, 1997.

C The Company's Registration Statement on Form S-3 (No. 333-44773) declared effective by the Commission on February 9, 1998.

D The Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998.

E The Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998.

F The Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.

G    The Company's Definitive Proxy Statement, dated May 19, 1998.