Form 10QSB
period 1999-03-31
BIG CITY BAGELS INC
filed 1999-05-14
CIK 1006708

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ______________ to _______________

                           Commission File number   0-28058

                              BIG CITY BAGELS, INC.
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

           New York                                         11-3137508
--------------------------------                         ------------------
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


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At May 12, 1999, the issuer had outstanding 7,899,225 shares of Common stock, par value $.001 per share.

PART 1: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

                      BIG CITY BAGELS, INC. AND SUBSIDIARY
                                 BALANCE SHEETS

                                                                                March 31, 1999    December 31, 1998
                                                                          --------------------    ------------------
ASSETS
Current assets:
  Cash and cash equivalents                                              $           685,943    $           902,122
  Accounts receivable                                                                154,085                177,396
  Inventory                                                                           43,212                 49,403
  Prepaid expenses and other current assets                                           51,990                 50,753
                                                                         --------------------   --------------------
Total current assets                                                                 935,230              1,179,674

 Fixed assets, net of accumulated depreciation                                       410,488                537,392
 Intangible assets, net of accumulated amortization                                    5,252                 35,784
 Security deposits and other assets                                                   88,007                179,557
                                                                         --------------------   --------------------
TOTAL                                                                    $         1,438,977    $         1,932,407
                                                                         ====================   ====================

                                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Capital lease obligations                                               $            77,383    $            65,089
 Unearned franchise fee income                                                       141,000                201,000
 Accounts payable                                                                    338,414                348,761
 Accrued expenses                                                                     73,679                 50,394
 Obligation on abandoned lease                                                        28,586                 28,586
 Store purchase deposit                                                               55,000                 55,000
                                                                         --------------------   --------------------
Total current liabilities                                                            714,062                748,830

 Obligation on abandoned lease, noncurrent                                           209,290                215,876
 Capital lease obligations, noncurrent                                                     0                 12,294
                                                                         --------------------   --------------------
Total liabilities                                                                    923,352                977,000
                                                                         --------------------   --------------------

Stockholders' equity:
 Convertible (redeemable) preferred stock; $.001 par value; 1,000,000 shares authorized; 0 and 247,504 shares issued and outstanding at March 31, 1999 and
 December 31, 1998, respectively (liquidation value $0 and $3,093,800,
 respectively)                                                                             0                    247
 Common stock; $.001 par value; 25,000,000 shares authorized;
 7,964,504 and 1,511,107 shares issued and outstanding at
 March 31, 1999 and December 31, 1998, respectively                                    7,964                  1,511
 Additional paid-in capital                                                       10,325,651             10,127,706
 Accumulated deficit                                                              (9,753,366)            (9,094,711)
 Treasury stock (65,279 and 132,579 shares at cost,                                  (64,624)               (79,346)
 respectively)
                                                                         --------------------   --------------------
Total stockholders' equity                                                           515,625                955,407
                                                                         --------------------   --------------------
TOTAL                                                                    $         1,438,977    $         1,932,407
                                                                         ====================   ====================

    The accompanying notes are an integral part of the financial statements.

                      BIG CITY BAGELS, INC. AND SUBSIDIARY
                            STATEMENTS OF OPERATIONS


                                                                              Three Months Ended
                                                                March 31, 1999                   March 31, 1998
                                                                --------------                   --------------
REVENUES:
Product sales by company-owned stores               $                  204,060       $                  696,840
Product sales to franchisees and others                                233,001                          173,730
Franchise fees                                                          60,000                           60,500
Royalty income                                                          52,486                           44,569
Interest income                                                          8,080                           39,687
                                                    ---------------------------      ---------------------------
    Total revenues                                                     557,627                        1,015,326
                                                    ---------------------------      ---------------------------

COSTS AND EXPENSES:
Cost of sales                                                          262,545                          427,530
Selling, general and administrative expenses                           728,855                        1,248,934
Interest expense                                                         3,506                            3,402
Loss on sale of assets                                                   2,503                                0
                                                    ---------------------------      ---------------------------
    Total costs and expenses                                           997,409                        1,679,866
                                                    ---------------------------      ---------------------------

NET (LOSS)                                          $                 (439,782)       $                (664,540)
                                                    ===========================      ===========================

Basic and diluted net (loss) per common  share      $                    (0.08)       $                   (0.50)
                                                    ===========================      ===========================
Weighted average common shares
        outstanding                                                  5,316,890                        1,337,340
                                                    ===========================      ===========================



    The accompanying notes are an integral part of the financial statements.

                      BIG CITY BAGELS, INC. AND SUBSIDIARY
                        STATEMENT OF STOCKHOLDERS' EQUITY





                            Preferred Stock        Common Stock                      Treasury Stock
                            ---------------       ----------------   Additional     -------------------
                                                                      Paid-In                               Accumulated
                            Shares    Amount     Shares     Amount    Capital        Shares      Amount       Deficit       Total
                            ------    -------   ---------  --------  ------------- ---------    --------    ----------    ---------
BALANCE, January 1, 1999    247,504  $    247   1,511,107  $  1,511   $ 10,127,706   (132,579)  $ (79,346)  $ (9,094,711) $ 955,407

Cancellation of treasury
stock                                             (67,300)      (67)       (14,655)    67,300      14,722                         0

Preferred stock converted
to common stock            (247,504)     (247)  5,994,336     5,994         (5,747)                                               0

Stock dividends                                   526,361       526        218,347                              (218,873)         0

Net loss                                                                                                        (439,782)  (439,782)
                          _________________________________________________________________________________________________________

BALANCE, March 31, 1999           0  $      0   7,964,504  $ 7,964    $ 10,325,651    (65,279) $   64,624  $  (9,753,366) $ 515,625
                          =========================================================================================================




    The accompanying notes are an integral part of the financial statements.

                      BIG CITY BAGELS, INC. AND SUBSIDIARY
                              CASH FLOWS STATEMENTS
                      FOR THE THREE MONTHS ENDED MARCH 31,


                                                                                  1999                    1998
                                                                                 ---------               -------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                    $         (439,782)    $        (664,540)
                                                                            -------------------   ------------------

Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                         17,522               47,217
  Loss on sale of assets                                                                 2,503                    0
  Issuance of common stock for compensation and
  professional services                                                                      0               34,000
  (Increase) Decrease in:
    Accounts receivable                                                                 23,311              (83,385)
    Inventory                                                                            6,191               (4,939)
    Prepaid expenses and other current assets                                           (1,237)             (79,791)
  Increase (Decrease) in:
    Unearned franchise fee income                                                      (60,000)             (25,000)
    Deferred rent payable                                                                    0               (2,862)
    Accounts payable                                                                   (26,309)             (83,434)
    Accrued expenses                                                                    23,285               48,229
    Obligations on abandoned lease                                                      (6,586)                   0
                                                                            -------------------   ------------------
Total adjustments                                                                      (21,320)            (149,965)
                                                                            -------------------   ------------------
Net cash used in operating activities                                                 (461,102)            (814,505)
                                                                            -------------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:


  Purchases of fixed and intangible assets                                             (28,027)            (320,989)
  Proceeds from sale of stores                                                         271,000               50,000
  Decrease (Increase) in security deposits                                               1,950              (70,183)
                                                                            -------------------   ------------------
Net cash provided (used) in investing activities                                       244,923             (341,172)
                                                                            -------------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Registration costs                                                                         0              (24,836)
  Repayment of notes payable                                                                 0               (9,192)
                                                                            -------------------   ------------------
Net cash used by financing activities                                                        0              (34,028)
                                                                            -------------------   ------------------

NET DECREASE IN CASH                                                                  (216,179)          (1,189,705)
Cash, beginning of period                                                   $          902,122    $       4,118,031
                                                                            ===================   ==================
Cash, end of period                                                         $          685,943    $       2,928,326
                                                                            ===================   ==================




    The accompanying notes are an integral part of the financial statements.
                            (Continued on next page)

                      BIG CITY BAGELS, INC. AND SUBSIDIARY
                        CASH FLOWS STATEMENTS (CONTINUED)
                      FOR THE THREE MONTHS ENDED MARCH 31,


Supplemental disclosure of non cash activities:
                                                   1999                 1998
                                                   ----                 ----
      Cash paid during the year for:
        Interest                             $      559    $           3,402
        Income taxes                              1,749                5,650


In January and March 1999, the Company sold all of the assets of three retail stores for the following:

          Net sales price                                       $    278,938
          Less: liabilities assumed                                   (7,938)
                                                                 ------------
                   Proceeds from sale                           $    271,000
                                                                 ============


Included in accounts payable is a $10,000 commission for the sale of the 41st street store.


















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

               The Company has experienced recurring losses from operations since inception. The Company is implementing plans to reduce its operating losses and negative cash flows. Those plans include selling the remaining company-owned stores and evaluating the desirability of discontinuing its commissary/wholesale operations that require the use of the Company's resources. There is no assurance, however, that the Company's efforts will ultimately be successful. In February 1999, the Company reached an agreement in principle to merge with two companies, one of which is an Internet service provider and the other is a systems integration firm providing network services and Internet messaging and security products (the "Acquirees"). The Company expects to issue a combination of common stock and voting convertible preferred stock to the Acquirees in an amount which, after conversion of the preferred stock into common stock, will approximate 90% of the Company's outstanding shares of common stock following the transaction and conversion. There can be no assurance that the proposed merger agreement will be executed or that, if executed, the transaction will be completed. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments based on the realizability of the Company's assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

               The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results of operations for the full year ending December 31, 1999. These statements should be read in conjunction with the Company's financial statements for the year ended December 31, 1998 appearing in the Company's Annual Report on Form 10-KSB.

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


(NOTE B) -     Sales

               In January and March 1999, the Company sold all the assets of three of its company-owned stores for $181,000, $80,000 and $7,938 respectively, net of selling costs.


(NOTE C) -     Conversion of Preferred Stock

               During the quarter ended March 31, 1999, all 247,504 shares of preferred stock outstanding as of December 31, 1998 were connverted into 6,520,697 shares of the Company's common stock including 526,361 shares issued in payment of cumulative stock dividends aggregating $218,347.

(NOTE D) -     Common Stock Options

               Pursuant to the Company's 1996 Performance Equity Plan ("1996 Plan"), on March 31st of each calendar year during the term of the 1996 Plan, assuming there are enough shares then available for grant under the 1996 Plan, each person who is then a director of the Company will be awarded stock options to purchase 2,000 shares of common stock at the fair market value thereof (as determined in accordance with the 1996 Plan), all of which options are immediately exercisable as of the date of grant and have a term of ten years. These are the only awards which may be granted to a director of the Company under the 1996 Plan. On March 31, 1999, the directors of the Company received this automatic grant of options to purchase an aggregate of 10,000 shares of common stock at an exercise price of $0.9375 per share.


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

Results of Operations

     Revenues for the three months ended March 31, 1999 were $557,627, a 45% decrease from revenues of $1,015,326 for the three months ended March 31, 1998. This net decrease was primarily attributable to reductions in store sales and interest income; however, commissary product sales and royalty income increased. Store sales decreased by $492,780, or approximately 71%, to $204,060 for the three months ended March 31, 1999 from $696,840 for the three months ended March 31, 1998. This decrease was primarily due to the Company selling and closing unprofitable Company-owned retail stores. Commissary product sales increased to $233,001 for the three months ended March 31, 1999, an increase of $59,271 or approximately 34% from $173, 730 for the three months ended March 31, 1998. This increase was primarily attributable to the growth of the wholesale business and increased sales to franchise stores. However, on April 8, 1999, one of the Company's wholesale clients, Northwest Airlines, Inc. ("Northwest"), notified the Company that it intends to terminate the agreement between Northwest and the Company effective June 7, 1999. During the year ended December 31, 1998 and the quarter ended March 31, 1999, approximately $300,000 and $119,000 of the Company's revenues, respectively, were generated by Northwest.

     There were $60,000 of franchise fee revenues for the three months ended March 31, 1999, as compared with $60,500 of franchise fee revenues for the three months ended March 31, 1998. Two new franchise stores opened during the first quarter of 1999. Revenue under franchise agreements is generally recognized when the franchise stores are opened. The Company has unearned franchise fee income of $141,000 at March 31, 1999, compared to $253,500 at March 31, 1998. Unearned franchise fee income represents non-refundable franchise fees which will be recognized as revenue as the related franchise stores are opened. Royalty income increased by $7,917 or 18% to $52,486 for the three months ended March 31, 1999, from $44,569 for the three months ended March 31, 1998. This was primarily due to the maturing of operations of existing franchise stores and the commencement of operations of new franchise stores.

     Interest income for the three months ended March 31, 1999 was $8,080, a 80% decrease from the interest income for the three months ended March 31, 1998. This decrease in interest income resulted from reductions in the Company's cash balances due to the Company's need to fund its operations. During the three months ended March 31, 1999, the Company entered into no new franchise agreements.

     Cost of sales were $262,545, representing 60% of net sales for the three months ended March 31, 1999, compared to $427,530 or 49% for the three months ended March 31, 1998. The increase in cost of sales as a percentage of sales was primarily attributable to an increase in the percentage of sales from the commissary/wholesale business, which generally represents a lower gross profit percentage. The decrease in cost of sales of $164,985 was primarily due to the Company selling and closing four of its Company-owned retail stores.

     Selling, general and administrative expenses (SG&A) were $728,855 for the three months ended March 31, 1999, a 42% decrease from $1,248,934 for the three months ended March 31, 1998. This reduction was primarily a result of a $311,648 decrease in salaries, a $36,741 decrease in rent and a $76,722 decrease in advertising due to the Company selling and closing some of its retail stores, reducing corporate personnel and discontinuing advertising expenses relating to franchising.

     The net loss for the three months ended March 31, 1999 was $439,782, compared to a net loss of $664,540 for the three months ended March 31, 1998. The primary reason for the decrease in the current period loss was due to the Company selling or closing unprofitable Company-owned stores and reducing administrative personnel.

Liquidity and Capital Resources

     Cash and cash equivalents at March 31, 1999 were $685,943, compared to $902,122 at December 31, 1998. This decrease was primarily attributable to the Company funding its operating losses for the three months ended March 31, 1999.

     Accounts receivable decreased to $154,085 at March 31, 1999, from $177,396 at December 31, 1998. This decrease was primarily due to a decrease in sales.

     Inventory decreased to $43,212 at March 31, 1999, from $49,403 at December 31, 1998, due to the sales of Company-owned retail stores.

     Fixed assets, net of accumulated depreciation, decreased to $410,488 at March 31, 1999 from $537,392 at December 31, 1998, as a result of the sale of Company-owned stores and the normal depreciation of Company assets during the quarter ended March 31, 1999.

     Intangible assets, net of accumulated amortization, decreased to $5,252 at March 31, 1999 from $35,784 at December 31, 1998, resulting from the sale of the Company-owned New York City store.

     Security deposits and other assets decreased to $88,007 at March 31,1999 from $179,557 at December 31, 1998, resulting from sale of the Company-owned New York City store and the sale of a lease at another New York City location.

     The current portion of capital lease obligations increased to $77,383 at March 31, 1999 from $65,089 at December 31, 1998, as a result of the Company not making the required payments during this period.

     The combination of accounts payable and accrued expenses increased to $412,093 at March 31, 1999 from $399,155 at December 31, 1998. This increase was primarily due to the increase in acquisition related fees.

     At March 31, 1999, the Company had $221,168 of working capital and a current ratio of 1.3 to 1.

     The Company's operating activities used net cash of $461,102 during the three months ended March 31, 1999, as compared to net cash used in operations of $814,505 for the corresponding period of the prior year. This decrease was primarily due to the reduction of the Company's net loss.

     During the quarter ended March 31, 1999, all 247,504 shares of the Company's convertible preferred stock still outstanding were converted into 6,520,697 shares of common stock, including 526,361 shares issued in payment of cumulative stock dividends aggregating $218,347.

     In June 1998, management determined that the Company's business of operating Company-owned retail stores no longer provided the opportunity for growth or profitability. Accordingly, to reduce costs and losses and to replenish capital needed for operations, the Company decided to sell Company-owned stores, preferably to new or existing franchisees, or to close stores that could not be timely sold. To date, the Company has sold or closed all of its Company-owned stores except for two in California. The Company expects to sell or close its remaining stores by the end of May 1999. To further reduce costs, in March 1999, the Company relocated its commissary to a facility in Santa Ana, California that it shares with an existing baked goods manufacturing business.

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

     The Company has completed its due diligence regarding this transaction and is continuing to negotiate with ICS and VillageNet. However, there can be no assurance that definitive transaction documents will be executed or, if executed, that the transaction will be completed.

     If the Company is unable to complete this transaction, the Company anticipates that it will not have sufficient capital to continue its operations through the end of 1999.

Year 2000 Compliance

     Many computer systems currently in use were designed to use only two digits in the date field and thus may experience difficulty processing dates beyond the Year 1999. Consequently, some computer hardware and software will need to be modified prior to the Year 2000 to remain functional. The Company's own systems are Year 2000 compliant, which means that the systems will accurately process date/time date regardless of whether the date is in the twentieth century or the twenty-first century.

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

PART II. OTHER INFORMATION

ITEM 1.   Legal Proceedings

     On November 3, 1998, in the Arizona Superior Court, County of Maricopa, Girardi-Riva Enterprises, Inc. a former franchisee, commenced a lawsuit against the Company, seeking an unspecified amount of damages. On March 29, 1999, the court granted the Company's motion for summary judgment. On April 27, 1999, the plaintiff filed a motion for reconsideration of the court's prior order granting the Company's motion for summary judgment.

ITEM 2.   Changes in Securities and Use of Proceeds

     (c)  Recent Sales of Unregistered Securities

     During the quarter ended March 31, 1999, the Company made the following sales of unregistered securities which have not been disclosed in prior filings:

 ------------------ --------------------- --------------- --------------------- ------------------ ------------------
                                                             Consideration
                                                              Received and
                                                             Description of                           If Option,
                                                            Underwriting or                           Warrant or
                                                           Other Discounts to                         Convertible
                                                              Market Price       Exemption from     Security, Terms
                                                              Afforded to         Registration      of Exercise or
 Date of Sale        Title of Security     Number Sold         Purchasers            Claimed          Conversion
 ------------------ --------------------- --------------- --------------------- ------------------ ------------------
 3/31/99            options to purchase       10,000      options granted -           4(2)         exercisable for
                    Common Stock                          no consideration                         ten years from
                    granted to directors                  received by Company                      date of grant at
                                                          until exercise                           an exercise
                                                                                                   price of
                                                                                                   $0.9375  per
                                                                                                   share
 ------------------ --------------------- --------------- --------------------- ------------------ ------------------

ITEM 5.   Other Information

     On March 11, 1999, the Company's common stock was delisted from the Nasdaq SmallCap Market because the Company did not meet the requirements for continued listing. The Company's common stock currently is traded on the OTC Bulletin Board.

ITEM 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          27  Financial Data Schedule (3/31/99)

     (b)  Reports on Form 8-K

          None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          Big City Bagels, Inc.
                                          ---------------------------
                                          (Registrant)


Dated:    May 13, 1999                    By:/s/ Mark Weinreb
                                             -----------------------------
                                            Mark Weinreb, Chairman, and Chief
                                            Executive Officer


                                          By:/s/ Howard J. Fein
                                             -----------------------------
                                             Howard J. Fein, Chief Financial
                                               Officer
                                             (and principal accounting officer)

EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION


27                Financial Data Schedule (3/31/99)