Form 10-Q
period 1999-06-30
BIG CITY BAGELS INC
filed 1999-08-20
CIK 1006708

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

 X   Quarterly report Section 13 or 15 (d) of the Securities Exchange Act of
---  1934 for the quarterly period ended June 30, 1999
                                         -------------

     Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from                 to
                                    ---------------    ---------------

                         Commission File number 0-28058


                              BIG CITY BAGELS, INC.
                              ---------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)



               New York                                 11-3137508
     ----------------------------                       ----------
     (State or Other Jurisdiction                     (IRS Employer
          of Incorporation)                         Identification No.)



                  99 Woodbury Road, Hicksville, New York 11801
                  --------------------------------------------
                    (Address of Principal Executive Offices)


                                 (516) 932-5050
                                 --------------
                 (Issuer's Telephone Number Including Area Code)



              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


     Check whether the issuer: (1) filed all reports required to be filed by
     Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
        ---   ---

     State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: At August 12 , 1999, the issuer had outstanding 16,643,691 shares of Common stock, par value $.001 per share.

PART 1: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

                      BIG CITY BAGELS, INC. AND SUBSIDIARY
                                 BALANCE SHEETS

                                                                                  June 30, 1999        December 31, 1998
                                                                                  -------------        -----------------
ASSETS
Current Assets:
 Cash and cash equivalents                                                        $     69,754           $    902,122
 Accounts receivable                                                                    70,994                177,396
 Inventory                                                                              29,848                 49,403
 Prepaid expenses and other current assets                                             142,119                 50,753
                                                                                  ------------           ------------
   Total current assets                                                                312,715              1,179,674

 Fixed assets, net of accumulated depreciation                                         397,867                537,392
 Intangible assets, net of accumulated amortization                                      4,956                 35,784
 Security deposits and other assets                                                     81,891                179,557
                                                                                  ------------           ------------
   TOTAL                                                                          $    797,429           $  1,932,407
                                                                                  ============           ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Capital lease obligations                                                        $     77,383           $     65,089
 Unearned franchise fee income                                                         111,000                201,000
 Accounts payable                                                                      249,812                348,761
 Accrued expenses                                                                       49,275                 50,394
 Obligation on abandon lease                                                                 0                 28,586
 Store purchase deposit                                                                105,000                 55,000
                                                                                  ------------           ------------
   Total current liabilities                                                           592,470                748,830

 Obligation on abandon lease, noncurrent                                                     0                215,876
 Capital lease obligations, noncurrent                                                       0                 12,294
                                                                                  ------------           ------------
   Total liabilities                                                                   592,470                977,000
                                                                                  ------------           ------------
Stockholders' equity:
 Convertible (redeemable) preferred stock; $.001 par value;
 1,000,000 shares authorized; 0 and 247,504 shares issued and outstanding at June 30, 1999 and December 31, 1998, respectively
 (liquidation value $0 and $3,093,800, respectively)                                        0                     247
 Common stock; $.001 par value; 25,000,000 shares authorized;
 7,964,504 and 1,511,107 shares issued and outstanding at
 June 30, 1999 and December 31, 1998, respectively                                       7,964                  1,511
 Additional paid in capital                                                         10,325,651             10,127,706
 Accumulated deficit                                                               (10,064,032)            (9,094,711)
 Treasury stock (65,279 and 132,579 shares at cost, respectively)                      (64,624)               (79,346)
                                                                                  ------------           ------------
   Total stockholders' equity                                                          204,959                955,407
                                                                                  ------------           ------------
   TOTAL                                                                          $    797,429           $  1,932,407
                                                                                  ============           ============

   The accompanying notes are an integral part of the financial statements.

                      BIG CITY BAGELS, INC. AND SUBSIDIARY
                            STATEMENTS OF OPERATIONS


                                                                     Six Months Ended                     Three Months Ended
                                                                     ----------------                     ------------------

                                                             June 30, 1999      June 30, 1998      June 30, 1999     June 30, 1998
                                                             -------------      -------------      -------------     -------------

REVENUES
Product sales by company owned stores                        $   307,209        $  1,358,023       $   103,149       $   661,183
Product sales to franchisees and others                          365,575             359,960           132,574           186,230
Franchise fees                                                    90,000             124,500            30,000            64,000
Royalty income                                                   109,292             101,405            56,806            56,836
Gain on settlement of abandoned lease                            212,846                               212,846
Interest and other income                                         12,441              84,148             4,361            44,461
                                                             -----------        ------------       -----------       -----------
   Total revenues                                              1,097,363           2,028,036           539,736         1,012,710
                                                             -----------        ------------       -----------       -----------

COSTS AND EXPENSES:
Cost of sales                                                    411,680             845,647           149,135           418,117
Selling, general and administrative                            1,427,176           2,649,745           698,321         1,400,811
Interest expense                                                   6,452               7,929             2,946             4,527
Loss on sale of assets                                             2,503                                     -
Write-off of intangible assets                                         -             572,195                 -           572,195
                                                             -----------        ------------       -----------       -----------
   Total costs and expenses                                    1,847,811           4,075,516           850,402         2,395,650
                                                             -----------        ------------       -----------       -----------

NET (LOSS)                                                   $  (750,448)       $ (2,047,480)      $  (310,666)      $(1,382,940)
                                                             ===========        ============       ===========       ===========

Basic and diluted net (loss) per common share                $     (0.11)       $      (1.51)      $     (0.04)      $     (0.98)
                                                             ===========        ============       ===========       ===========

Weighted average common shares outstanding                     6,615,191           1,360,308         7,899,225         1,414,979
                                                             ===========        ============       ===========       ===========


   The accompanying notes are an integral part of the financial statements.

                      BIG CITY BAGELS, INC. AND SUBSIDIARY
                       STATEMENT OF STOCKHOLDERS' EQUITY


                                            Preferred Stock          Common Stock          Additional          Treasury Stock
                                            ---------------          ------------           Paid-In            --------------
                                           Shares     Amount      Shares       Amount       Capital         Shares       Amount
                                           ------     ------      ------       ------       -------         ------       ------
BALANCE, January 1, 1999                  247,504     $ 247    1,511,107     $ 1,511     $ 10,127,706      (132,579)    $(79,346)

Cancellation of treasury stock                                   (67,300)        (67)         (14,655)       67,300       14,722

Preferred stock converted to
common stock                             (247,504)     (247)   5,994,336       5,994           (5,747)

Stock dividends                                                  526,361         526          218,347

Net loss                                        -         -            -           -                -             -            -
                                         --------     -----    ---------     -------     ------------       -------     --------
Balance June 30, 1999                           -     $   -    7,964,504     $ 7,964     $ 10,325,651       (65,279)    $(64,624)
                                         ========     =====    =========     =======     ============       =======     ========

                                            Accumulated
                                              Deficit         Total
                                              -------         -----
BALANCE, January 1, 1999                  $ (9,094,711)    $ 955,407

Cancellation of treasury stock                                     0

Preferred stock converted to
common stock                                                       0

Stock dividends                               (218,873)            0

Net loss                                      (750,448)     (750,448)
                                          ------------     ---------
Balance June 30, 1999                     $(10,064,032)    $ 204,959
                                          ============     =========



    The accompanying notes are an integral part of the financial statements.

                      BIG CITY BAGELS, INC. AND SUBSIDIARY
                             CASH FLOWS STATEMENTS
                       FOR THE SIX MONTHS ENDED JUNE 30,


                                                                   1999              1998
                                                                   ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                     $  (750,448)       $(2,047,480)
                                                             -----------        -----------
Adjustments to reconcile net loss to net cash used
 in operating activities:
 Depreciation and amortization                                    37,075             99,887
 Gain on settlement of abandoned lease                          (212,846)                 -
 Write off of intangible assets                                        -            572,195
 Loss(gain) on sale of assets                                      2,503            (11,981)
 Issuance of common stock for compensation and
 professional services                                                 -             34,000
 Provision for bad debt                                           70,000                  -
 (Increase) Decrease in:
   Accounts receivable                                            36,402           (103,181)
   Inventory                                                      19,555            (16,889)
   Prepaid expenses and other current assets                     (91,366)           (55,452)
 Increase (Decrease) in:
   Unearned franchise fee income                                 (90,000)           (65,000)
   Deferred rent payable                                               -             (5,724)
   Accounts payable                                             (114,911)            12,148
   Accrued expenses                                               (1,119)           116,417
                                                             -----------        -----------
 Total adjustments                                              (344,707)           576,420
                                                             -----------        -----------
 Net cash used in operating activities                        (1,095,155)        (1,471,060)
                                                             -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of fixed and intangible assets                         (34,663)          (634,515)
 Proceeds from sale of stores                                    271,000            136,818
 Proceeds from store purchase deposit                             50,000                  -
 Decrease in security deposits                                     5,450             83,448
                                                             -----------        -----------
Net cash provided (used) in investing activities                 291,787           (414,249)
                                                             -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Registration costs                                                    -            (31,723)
 Repayment of capital lease obligation                           (29,000)                 -
 Repayment of notes payable                                            -            (18,715)
                                                             -----------        -----------
Net cash used by financing activities                            (29,000)           (50,438)
                                                             -----------        -----------

NET DECREASE IN CASH                                            (832,368)        (1,935,747)
Cash, beginning of period                                        902,122          4,118,031
                                                             -----------        -----------
Cash, end of period                                          $    69,754        $ 2,182,284
                                                             ===========        ===========


    The accompanying notes are an integral part of the financial statements.
                            (Continued on next page)

                      BIG CITY BAGELS, INC. AND SUBSIDIARY
                       CASH FLOWS STATEMENTS (CONTINUED)
                       FOR THE SIX MONTHS ENDED JUNE 30,

Supplemental disclosures of non cash activities:


                                                              1999              1998
                                                              ----              ----
 Cash paid during the year for:
  Interest                                                $     559        $     7,929
  Income taxes                                                4,946              5,650



 In January and March 1999, the Company sold all of the assets of three retail stores for the following:

   Net sales price                                        $ 278,938
   Less: liabilities assumed                                 (7,938)
                                                          ---------
           Proceeds from sale                             $ 271,000
                                                          =========

 Assets purchased by the issuance of 73,064
  shares of common stock                                                   $   445,000
  Cash paid                                                                    386,466
                                                                           -----------
  Total amount attributable to fixed assets                                $   831,466
                                                                           ===========

    The accompanying notes are an integral part of the financial statements.

                      BIG CITY BAGELS, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS


(NOTE A)-      MERGER

               On July 1, 1999, the Company completed its merger with VillageNet, Inc. ("VillageNet") and Intelligent Computer Solutions, Inc. ("ICS"), for 8.6 million shares of Common Stock and 508,152 shares of Class B Preferred Stock.

               The transaction will be accounted for as an acquisition of the Company and ICS by VillageNet as the former shareholders of VillageNet own a majority of the shares of the combined companies as of the completion of the transaction. In addition, as the Company is discontinuing its bagel business, (see Note
               B) the reverse acquisition of the Company will be treated as a purchase with the issuance of common stock and options to purchase common stock to the pre-merger shareholders and option holders of Big City in exchange for the net assets of Big City, valued at fair value of the net assets acquired and to be sold. The acquisition of ICS will be accounted for as a purchase with the securities issued as consideration for ICS valued at $2,577,524 based on the opinion of an independent appraiser. Subsequent to this report on Form 10-Q, the historical financial statements of the Company will be those of VillageNet and will include the operations of ICS and Big City from July 1, 1999. The accompanying financial statements of the Company herein are those of Big City Bagels, Inc.


 (NOTE B)-     THE COMPANY AND BASIS OF PRESENTATION

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

               The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results of operations for the full year ending December 31, 1999. These statements should be read in conjunction with the Company's Annual Report on Form 10-KSB.

               One June 23, 1998, the Company effected a one-for-five reverse stock split of the Company's common stock (the "Reverse Split"). All per-share data and references to number of shares have been retroactively restated in these financial statements. The Reverse Split affected the holder of each class of warrants and options outstanding insofar as the exercise price of each warrant was adjusted upward by a factor of five and the number of shares of common stock issuable upon exercise of each warrant were reduced by a factor of five.


(NOTE C)-         SALES

                  In January and March 1999, the Company sold all the assets of three of its company-owned stores for net proceeds of $181,000, $80,000 and $7,938 respectively, net of selling costs.

(NOTE D)-         CONVERSION OF PREFERRED STOCK

                  During the quarter ended March 31, 1999, all 247,504 shares of preferred stock outstanding as of December 31, 1998 were converted into 6,520,697 shares of the Company's common stock including 526,361 shares for cumulative stock dividends aggregating $218,347.

(NOTE E)-         COMMON STOCK OPTIONS

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

FORWARD-LOOKING STATEMENTS

When used in the Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission, the words or phrases "will likely result,", "management expects" or the "the Company expects," "will continue," "is anticipated," "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

MERGER

On July 1, 1999, the Company completed its merger with VillageNet, Inc. ("VillageNet") and Intelligent Computer Solutions, Inc. ("ICS"). For accounting purposes, the transaction will be accounted for as a reverse acquisition where the Company and ICS will be treated as the acquired companies and VillageNet as the acquiring company. While the combined company will continue to be named Big City Bagels, Inc., the combined company will treat VillageNet`s historical financial statements as the historical financial statements of the combined companies. Big City Bagels businesses will be consolidated into the combined company's financial statements beginning on the date of the merger. The following discussions, however, relate only to the historical financial results of Big City Bagels since the merger took place subsequent to the end of the second quarter.

RESULTS OF OPERATIONS

Revenues for the three and six months ended June 30,1999, were $539,736 and $1,097,363, respectively, a 47% and 46% decrease from revenues of $1,012,710 and $2,028,036 for the three and six months ended June 30, 1998. This net decrease was primarily attributable to reduction in store revenues and interest income as a result of the Company selling and closing unprofitable Company-owned retail stores; however, the Company had other income of $212,846 related to the gain on the settlement of an abandoned lease. Store sales decreased by $558,034 and $1,050,814, or approximately 84% and 77%, to $103,149 and $307,209 for the three and six months ended June 30, 1999 from $661,183 and $1,358,023 for the three and six months ended June 30, 1998. This decrease was primarily due to the Company selling and closing unprofitable Company-owned retail stores. Commissary product sales decreased to $132,574 and increased to $365,575 for the three and six months ended June 30, 1999, a decrease of $53,656 and an increase of $5,615 or approximately 29% and 2% from $186,230 and $359,960 for the three and six months ended June 30, 1998. This decrease was primarily attributable to decreased sales to franchise stores and wholesale clients. However, on June 7, 1999, one of the Company's wholesale clients, Northwest Airlines, Inc. ("Northwest"), terminated the agreement between Northwest and the Company. During the year ended December 31, 1998 and the six months ended June 30, 1999, approximately $300,000 and $165,000 of the Company's revenues, respectively, were generated by Northwest.

There were $30,000 and $90,000 of franchise/license fee revenues for the three and six months ended June 30, 1999, as compared with $64,000 and $124,500 of franchise fee revenues for the three and six months ended June 30, 1998. The Company recognized $30,000 of a non-refundable license fee for the three months ended June 30, 1999, when the licensee failed to open additional stores as required in the license agreement. Two new franchise stores opened during the first quarter of 1999. Revenue under franchise agreements is generally recognized when the franchise stores are opened. The Company has unearned franchise fee income of $111,000 at June 30, 1999, compared to $213,500 at June 30, 1998. Unearned franchise fee income represents non-refundable franchise fees which will be recognized as revenue as the related franchise stores are opened. During the six months ended June 30, 1999, the Company entered into no new franchise agreements. There was royalty income of $109,292 for the six months ended June 30, 1999, as compared with $101,405 for the six months ended June 30, 1998. This increase of $7,887 was primarily due to the commencement of operations of new franchise stores.

Interest income for the three and six months ended June 30, 1999 was $4,361 and $12,441, respectively, a 85% and 82% decrease from the interest income for the three and six months ended June 30, 1998. This decrease in interest income resulted from reductions in the Company's cash balances due to the Company's need to fund its operations.

The Company had previously recorded a charge of $244,462 as a loss on an abandoned lease and when the Company settled the lease and a related lawsuit $212,846 of such amount was reversed and recovered as income in the three months ended June 30, 1999.

Cost of sales were $149,134 and $411,679, representing 63% and 61% of net product sales for the three and six months ended June 30, 1999, compared to $418,117 and $845,647 or 49% and 49% of net product sales for the three and six months ended June 30, 1998. The increase in cost of sales as a percentage of sales was primarily attributable to an increase in the percentage of sales from the commissary/wholesale business, which generally represents a lower gross profit percentage. The decrease in cost of sales of $268,983 and $433,968, for the three and six months ended June 30, 1999 was primarily due to the Company selling and closing four of its Company-owned retail stores.

Selling, general and administrative expenses (SG&A) were $698,321 and $1,427,176 for the three and six months ended June 30, 1999, a 50% and 46% decrease from $1,400,811 and $2,649,745 for the three and six months ended June 30, 1998. This reduction was primarily a result of a $490,401 and $802,049 decrease in salaries and wages, a $135,000 and $171,741 decrease in rent and a $60,674 and $137,396 decrease in advertising for the three and six months ended June 30,1999, due to the Company selling and closing some of its retail stores, reducing corporate personnel and discontinuing advertising expenses relating to franchising. However, there was an increase of $132,436 and $206,016 in professional fees for the three and six months ended June 30,1999, primarily attributable to the expenses related to the acquisition merger with VillageNet, Inc. and Intelligent Computer Solutions, Inc. There was an increase in bad debt of $70,000 for the three months ended June 30, 1999.

The net loss for the three and six months ended June 30, 1999 were $310,666 and $750,448 compared to a net loss of $1,382,940 and $2,047,480 for the three and six months ended June 30, 1998. The primary reason for the decrease in the current period loss was due to the Company selling or closing unprofitable Company-owned stores, reducing personnel and recovery of prior write-off of lease abandonment.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at June 30, 1999 were $69,754, compared to $902,122 at December 13, 1998. This decrease was primarily attributable to the Company funding its operating losses and acquisition merger costs for the six months ended June 30, 1999.

Accounts receivable decreased to $70,994 at June 30, 1999, from $177,396 at December 31, 1998. This decrease was primarily due to an increase in the allowance for doubtful account.

Inventory decreased to $29,848 at June 30, 1999 from $49,403 at December 31, 1998, primarily due to the sales of Company-owned retail stores.

Prepaid expenses and other current assets increased to $142,119 at June 30, 1999 from $50,753 at December 31, 1998, due to primarily an increase in prepaid insurance.

Fixed assets, net of accumulated depreciation, decreased to $397,867 at June 30, 1999 from $537,392 at December 31, 1998, as a result of the sale of Company-owned stores and the normal depreciation of Company assets during the six months ended June 30, 1999.

Intangible assets, net of accumulated amortization, decreased to $4,956 at June 30, 1999 from $35,784 at December 31, 1998, resulting from the sale of the Company-owned New York City store.

Security deposits and other assets decreased to $81,891 at June 30, 1999 from $179,557 at December 31, 1998, primarily from the sale of the Company-owned New York City store and the sale of a lease at another New York City location.

The combination of accounts payable and accrued expenses decreased to $299,087 at June 30, 1999 from $399,155 at December 31, 1998. This decrease was primarily due to the payment of acquisition related fees and suppliers.

At June 30, 1999, the Company had $(279,755) of negative working capital and a current ratio of 0.5 to 1.

The Company's operating activities used net cash of $1,095,155 during the six months ended June 30, 1999, as compared to net cash used in operations of $1,471,060 for the corresponding period of the prior year. This decrease was primarily due to the reduction of the Company's net loss.

During the quarter ended March 31, 1999, all 247,504 shares of the Company's convertible preferred stock still outstanding were converted into 6,520,697 shares of common stock, including 526,361 shares issued in payment of cumulative stock dividends aggregating $218,347.

In June 1998, management determined that the Company's business of operating Company-owned retail stores no longer provided the opportunity for growth or profitability. Accordingly, to reduce costs and losses and to replenish capital needed for operations, the Company decided to sell Company-owned stores, preferably to new or existing franchisees, or to close stores that could not be timely sold. To date, the Company has sold or closed all of its Company-owned stores except for two in California. The Company expects to sell or close its remaining stores by the end of August 1999. To further reduce costs, in March 1999, the Company relocated its commissary to a facility in Santa Ana, California that it shares with an existing baked goods manufacturing business.

Although the Company may maintain its core business as a franchiser and operator of a commissary that supplies retail stores and wholesale accounts with bagel products, the Company recognized that this remaining core business would not generate sufficient revenues to achieve profitability. On May 21, 1999, the Company entered into an Agreement and Plan of Reorganization and Merger, with Intelligent Computer Solutions, Inc. (ICS) and VillageNet, Inc. (VillageNet).

VillageNet, founded in June 1995, is a community-oriented Internet service provider specializing in educational and family-based Internet services with a local emphasis on business advertising and shopping, chat rooms and parent/student/teacher interaction.

ICS, founded in October 1994, is a systems-integration firm specializing in network design, implementation and maintenance and providing Internet/intranet messaging and security products.


As a result of the business combination with VillageNet and ICS, the Company will require additional working capital. The Company intends to obtain additional working capital through the issuance of convertible debt and through the private placement of equity securities. However, there can be no assurance that the Company will be able to do so, that the terms available to the Company in such a financing will be favorable to the Company or that the proceeds of such financing will provide sufficient working capital for more than a limited period of time. The Company has completed a bridge financing to which it issued an aggregate of $400,000 principal amount of promissory notes, which bear interest at the rate of 8% per annum.

OTHER MATTERS

General

On July 1, 1999, Big City Bagels, Inc. ("Company"), BCB Acquisition Corp. I ("BCB I") and BCB Acquisition Corp. II ("BCB II" and, together with the Company and BCB I, the "Big City Parties") consummated the transactions contemplated by the Agreement and Plan of Reorganization and Merger with Intelligent Computer Solutions, Inc. ("ICS"), VillageNet, Inc. ("VillageNet") and each of the shareholders of ICS and VillageNet (collectively, the "Shareholders" and, together with ICS and VillageNet, the "Target Corporation Parties"), dated May 21, 1999 and as amended on June 28, 1999 (the "Merger Agreement"). The Merger Agreement provided for the merger (the "Merger") of BCB I and BCB II with and into ICS and VillageNet, respectively, for the separate corporate existence of BCB I and BCB II to cease and for ICS and VillageNet to be the surviving corporations of the Merger, continuing after the Merger as wholly-owned subsidiaries of the Company.

YEAR 2000 COMPLIANCE

Many computer systems currently in use were design to use only two digits in the date field and thus may experience difficulty processing dates beyond the Year 1999. Consequently, some computer hardware and software will need to be modified prior to the Year 2000 to remain functional. The Company's own systems are Year 2000 compliant, which means that the systems will accurately process date/time date regardless of whether the date is in the twentieth century to the twenty-first century.

The Company is also in the process of assessing its vendors, utilizes, banks and others with whom it does business to determine whether the failure of any of the foregoing to be Year 2000 compliant would have a material adverse effect on the Company. Management believes that the likelihood of such adverse effect is immaterial. The Company's operations utilize relatively little electronic data interchange with vendors and other third parties. However, to the extent that such third parties, particularly utilities and banks, may not be Year 2000 compliant, the Company may be adversely affected, although the magnitude of such effect cannot be estimated. The cost to the Company of makings its third-party Year 2000 compliance assessment is not expected to be material.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On September 24, 1997, in the Arizona Superior Court, County of Maricopa, Earl and Linda Fraley (dba "Xtremely Xpresso"), owners of a store in a shopping mall in which a Big City Bagels store, formerly franchised and subsequently Company-owned, was located, commenced a lawsuit against the landlord (the owners of the mall), the former franchisee and the Company, seeking an unspecified amount of damages. Plaintiff's claim that their lease prohibits the owner from leasing space to other tenants who sell substantial amounts of coffee products, and therefore, prohibited the owner from leasing space for the Big City Bagels store. On December 1, 1998, the court granted the Company's motion for summary judgment and found that the claims against the Company were without merit. On May 4, 1999 the plaintiff filed an appeal to have the summary motion reversed. The Company intends to vigorously defend the appeal and believes that it has no liability in this matter.

On June 25, 1999 the Company reached a settlement agreement with Mercado Del Lago LLC, owners of a shopping center in which a Big City store , formally franchised and subsequently Company-owned , was located. Pursuant to the settlement the Company agreed to pay Mercado Del Lago $29,000.

On June 30,1999, in the Colorado District Court, County of Arapahoe, USA Capital LLC, lessors of equipment, commenced a lawsuit against the Company, Girardi-Riva Enterprises, Inc., Richard V. Riva and Thomas V. Girardi (a former franchisee) seeking damages in the amount of $82,806 plus attorney's fees and court costs. The Company had assumed the leases from the former franchisee with Girardi-Riva Enterprises, Inc. as guarantors. Plaintiff claims that the Company is in default of its lease by not making the required lease payments. The Company intends to vigorously defend the claim asserted by the plaintiff.



ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 5.    OTHER INFORMATION

On July 7, 1999 Big City Bagels, Inc. changed ticker symbol from BIGC to VILN.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS
         3.1  Certificate of Incorporation, as amended through July 1, 1999.
         27   Financial Data Schedule (6/30/99)

     (b) REPORTS ON FORM 8-K

         Form 8-K filed July 1, 1999, relating to the acquisition by the Company of Intelligent Computer Solutions, Inc. and VillageNet, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this export to be signed on its behalf by the undersigned thereunto duly authorized.

                               Big City Bagels, Inc.
                               ---------------------
                               (Registrant)

Dated: August 20, 1999         By: /s/ Peter Keenan
       ---------------                 ------------
                               Peter Keenan, President

                               By: /s/ Edilberto Enriquez
                                       ------------------
                               Edilberto Enriquez, Treasurer and Chief Financial Officer

                                Index to Exhibits

3.1      Certificate of Incorporation, as amended through July 1, 1999

27       Financial Data Schedule