Form 10QSB
period 1999-09-30
BIG CITY BAGELS INC
filed 1999-11-19
CIK 1006708

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

   X Quarterly report Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999

         Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from                  to
                                        -----------------  -------------------

                         Commission File number 0-28058


                              BIG CITY BAGELS, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)



             New York                                       11-3137508
       ----------------------------                         -------------------
       (State or Other Jurisdiction                         (IRS Employer
           of Incorporation)                                Identification No.)



                   620 Johnson Avenue, Bohemia, New York 11716
                   -------------------------------------------
                    (Address of Principal Executive Offices)


                                 (631) 218-0700
                                 --------------
                 (Issuer's Telephone Number Including Area Code)


                  99 Woodbury Road, Hicksville, New York 11801
         -----------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


    Check whether the issuer: (1) filed all reports required to be filed by
    Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes X   No
       ---    ---

    State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: At November 12, 1999, the issuer had outstanding 16,643,691 shares of Common stock, par value $.001 per share.

                              BIG CITY BAGELS, INC.
                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                        QUARTER ENDED SEPTEMBER 30, 1999

                              ITEMS IN FORM 10-QSB



                                                                           PAGE

PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements                                        3

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         8


PART II           OTHER INFORMATION

Item 1.           Legal Proceedings                                        None

Item 2.           Changes in Securities and Use of Proceeds                None

Item 3.           Defaults Upon Senior Securities                          None

Item 4.           Submission of Matters to a Vote of Security Holders      None

Item 5.           Other Information                                        None

Item 6.           Exhibits and Reports on Form 8-K                           12

SIGNATURES

PART 1: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

                     BIG CITY BAGELS, INC. AND SUBSIDIARIES
                                 BALANCE SHEETS

                                                                             September 30, 1999    December 31, 1998

ASSETS
Current Assets:
Cash and cash equivalents                                                     $  102,179            $  21,897
Accounts receivable                                                              757,027               43,454
Inventory                                                                        140,544
Prepaid expenses and other current assets                                        123,041                    -
                                                                              ----------            ---------
   Total Current Assets                                                        1,122,791               65,351


Fixed assets, net of accumulated depreciation                                    281,001              141,485
Intangible assets, net of accumulated amortization                             2,335,215                  916
Net assets of discontinued operations                                             44,564
Deferred tax asset                                                                56,700               56,700
Security deposits and other assets                                                12,883                    -
                                                                              ----------            ---------
   TOTAL                                                                      $3,853,154            $ 264,452
                                                                              ==========            =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable                                                                  $ 200,000
Bridge loan                                                                      400,000
Accounts payable and accrued expenses                                            515,777            $  24,320
Deferred income                                                                   31,030               40,785
Other current liabilities                                                         80,244                    -
                                                                              ----------            ---------
   Total Current Liabilities                                                   1,227,051               65,105


Loans payable                                                                    535,261              306,301
Deferred taxes payable                                                            15,500                8,900
Security deposits payable                                                          1,419                1,419
                                                                              ----------            ---------
   Total Liabilities                                                           1,779,231              381,725
                                                                              ----------            ---------

Stockholders' Equity:
Convertible preferred stock; $.001 par value; 1,000,000 shares authorized; 508,152 shares issued and outstanding at September 30,
  1999                                                                               508
Common stock; $.001 par value; 25,000,000 shares authorized;
  16,708,970 shares issued and outstanding at September 30, 1999.
No par value; 1,000 shares authorized, issued and outstanding at
  December 31, 1998.                                                              16,708                1,000
Additional paid in capital                                                     2,872,450                    -
Accumulated deficit                                                             (751,119)            (118,273)
Treasury stock (65,279 shares at cost)                                           (64,624)                  -
                                                                              ----------            ---------
   Total stockholders' equity                                                  2,073,923             (117,273)
                                                                              ----------            ---------

   TOTAL                                                                      $3,853,154             $ 264,452
                                                                              ==========             =========

    The accompanying notes are an integral part of the financial statements.

                     BIG CITY BAGELS, INC. AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS

                                                                  Nine Months Ended                      Three Months Ended

                                                         SEPTEMBER            SEPTEMBER            SEPTEMBER               SEPTEMBER
                                                          30, 1999             30, 1998            30, 1999                30, 1998

REVENUES:
Subscription services                                   $  271,957          $   332,216          $    91,649             $   117,139
Hardware sales                                             428,977                    -              428,977                       -
Installation services                                       55,867                    -               55,867                       -
Other                                                       78,221                    -               78,221                       -
                                                        ----------          -----------          -----------             -----------
   Total Revenues                                          835,022              332,216              654,714                 117,139
                                                        ----------          -----------          -----------             -----------

COSTS AND EXPENSES:
Cost of sales                                              584,114              135,815              482,390                  61,180
Selling, general and administrative                        338,431              111,083              256,711                  24,943
Amortization of excess of cost over fair value of
 net assets acquired                                        39,565                    -               39,565                       -
Interest expense                                            14,020                    -               12,736                       -
                                                        ----------          -----------          -----------             -----------

   Total costs and expenses                                976,130              246,898              791,402                  86,123
                                                        ----------          -----------          -----------             -----------

(Loss) Income from Continuing Operations
 before income taxes                                      (141,108)              85,318             (136,688)                 31,016


(Credit) Provision for income taxes                        (39,500)              25,000              (41,900)                  8,000
                                                        ----------          -----------          -----------             -----------

(Loss) Income from Continuing Operations                  (101,608)              60,318              (94,788)                 23,016


Loss from Discontinued Operations                         (531,238)                  -              (531,238)                     -
                                                        ----------          -----------          -----------             -----------

Net (Loss) Income                                       $ (632,846)         $   60,318           $  (626,026)            $   23,016
                                                        ==========          ===========          ===========             ===========

Basic net income (loss) per common share from
 continuing operations                                      $(0.01)             $ 0.01               $ (0.01)                $ 0.01
                                                        ==========          ===========          ===========             ===========

Basic weighted average common shares
 outstanding                                             8,466,232            4,309,733           16,643,671               4,309,733
                                                        ==========          ===========          ===========             ===========


Diluted net income (loss) per common share
 from continuing operations                                 $(0.01)                $ -               $ (0.01)                   $ -
                                                        ==========          ===========          ===========             ===========


Diluted weighted average common shares
 outstanding                                             8,466,232           39,372,221           16,643,671              39,372,221
                                                        ==========          ===========          ===========             ===========


Basic and diluted net (loss) per common share
 from discontinued operations                               $(0.06)                                 $ (0.03)
                                                        ==========          ===========          ===========             ===========


Weighted average common shares
 outstanding                                              8,466,232                                16,643,691
                                                        ==========          ===========          ===========             ===========


The accompanying notes are an integral part of the financial statements.

                     BIG CITY BAGELS, INC. AND SUBSIDIARIES
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                           Additional
                                         Preferred Stock            Common Stock            Paid-In          Treasury Stock

                                        Shares      Amount       Shares       Amount        Capital        Shares      Amount

Balance, January 1, 1999                        -         $ -        1,000     $ 1,000       $       -           -    $      -

Exchange of VillageNet pre-merger
 shares for shares of the Company         254,076         254    4,308,733       3,309          (3,563)

Purchase of ICS                           254,076         254    4,309,733       4,310       2,572,960

Reverse acquisition of Big City                                  7,964,504       7,964         178,178      65,279     (64,624)

Stock compensation                                                 125,000         125         124,875

Net loss                                       -           -            -            -               -           -            -
                                         -------       -----   ----------      -------      ----------      ------     --------

Balance, September 30, 1999              508,152       $ 508   16,708,970      $16,708      $2,872,450      65,279     $(64,624)
                                         =======       =====   ==========      =======      ==========      ======     ========



                                           Accumulated
                                             Deficit          Total
Balance, January 1, 1999                   $ (118,273)     $  (117,273)

Exchange of VillageNet pre-merger
 shares for shares of the Company                                    0

Purchase of ICS                                              2,577,524

Reverse acquisition of Big City                                121,518

Stock compensation                                             125,000

Net loss                                     (632,846)        (632,846)
                                           ----------      -----------
Balance, September 30, 1999                $ (751,119)     $ 2,073,923
                                           ==========      ===========

                                                                               5

The accompanying notes are an integral part of the financial statements.

                     BIG CITY BAGELS, INC. AND SUBSIDIARIES
                             CASH FLOWS STATEMENTS

                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                                                           1999                  1998

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss (income) from continuing operations                                                $ (101,608)            $  60,318
                                                                                            ----------             ---------
Adjustments to reconcile net loss (income) to net cash used in operating activities:
Depreciation and amortization                                                                   68,155                 8,320
(Increase) Decrease in:
     Accounts receivable                                                                       (62,487)              (26,565)
     Inventory                                                                                 (93,355)
     Prepaid expenses and other current assets                                                 (78,325)
Increase (Decrease) in:
     Accounts payable and accrued expenses                                                     219,269                27,161
     Deferred revenue                                                                           (9,755)                2,622
                                                                                            ----------             ---------
Total adjustments                                                                               43,502                11,538
                                                                                            ----------             ---------

Net cash provided (used) by continuing operating activities                                    (58,106)               71,856

Cash used in discontinued operations                                                          (399,038)                    -
                                                                                            ----------             ---------
Net cash provided (used) by operating activities                                              (457,144)               71,856
                                                                                            ----------             ---------



CASH FLOWS FROM INVESTING ACTIVITIES:

   Cash acquired in merger                                                                     139,306                     -
   Purchase of fixed assets                                                                   (106,769)              (62,339)
                                                                                            ----------             ---------
Net cash provided (used) by investing activities                                                32,537               (62,339)
                                                                                            ----------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from note payable                                                                  120,000
   Proceeds from bridge loan                                                                   400,000
   Repayment of loans payable                                                                  (15,111)               (2,264)
                                                                                            ----------             ---------
Net cash provided (used) by financing activities                                               504,889                (2,264)
                                                                                            ----------             ---------

NET INCREASE (DECREASE) IN CASH                                                                 80,282                 7,253
Cash, beginning of period                                                                       21,897                 1,692
                                                                                            ----------             ---------
Cash, end of period                                                                          $ 102,179               $ 8,945
                                                                                            ==========             =========

Supplemental disclosures of non cash activities:

Cash paid during the year for:
   Interest                                                                                    $ 4,720                   $ -
   Income taxes                                                                                  6,066                   380

    The accompanying notes are an integral part of the financial statements.

                     BIG CITY BAGELS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


(NOTE A)-         MERGER

                  On July 1, 1999, Big City Bagels, Inc. ("Big City" or the "Company") completed its merger with VillageNet, Inc. ("VillageNet") and Intelligent Computer Solutions, Inc. ("ICS") and issued 8,619,466 shares of Common Stock and 508,152 shares of Class B Preferred Stock to the stockholders of VillageNet and ICS.

                  The transaction was accounted for as an acquisition of the Company and ICS by VillageNet, as the former shareholders of VillageNet own a majority of the shares of the combined companies as of the completion of the transaction. In addition, as the Company is discontinuing its bagel business, the reverse acquisition of the Company was treated as a purchase with the issuance of common stock and options to purchase common stock to the pre-merger shareholders and option holders of Big City in exchange for the net assets of Big City, valued at fair value of the net assets acquired and to be sold. The acquisition of ICS was accounted for as a purchase with the securities issued as consideration for ICS valued at $2,577,524 based on the opinion of an independent appraiser. The historical financial statements of the Company are those of VillageNet and include the operations of ICS and Big City from July 1, 1999. The financial statements reflect the operations of Big City for the period July 1, 1999 to September 30, 1999 as discontinued operations as the Company is disposing of the bagel operations.

 (NOTE B)-        THE COMPANY AND BASIS OF PRESENTATION

                  The Company is a provider of Internet on-line services, offering its subscribers a wide variety of services including electronic mail, software, computing support, and easy access of the Internet. In addition, the Company provides small businesses with fully managed services that include Internet connections, remote dial access and Web hosting services. ICS is a full service system integration firm specializing in high-end computer networking infrastructures, internet solutions, and Local and Wide Area Network installations.

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

                  The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results of operations for the full year ending December 31, 1999. These statements should be read in conjunction with the Company's Annual Report on Form 10-KSB.

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

MERGER

On July 1, 1999, the Company completed its merger with VillageNet, Inc. ("VillageNet") and Intelligent Computer Solutions, Inc. ("ICS"). For accounting purposes, the transaction was accounted for as a reverse acquisition where the Company and ICS are treated as the acquired companies and VillageNet as the acquiring company, as the shareholders of VillageNet obtained a majority of the shares of the combined company upon completion of the merger. Accordingly, VillageNet's historical financial statements are the historical financial statements of the combined companies and the results of Big City and ICS are included in the financial statements from the date of the merger. The following discussions, relate to the historical financial results of VillageNet for all periods and include the results of ICS beginning July 1, 1999. The operating results of Big City are classified as discontinued as the Company is in the process of disposing of the remaining assets of the bagel business.

RESULTS OF OPERATIONS

Revenues for the three and nine months ended September 30, 1999 were $654,714 and $835,022, respectively a 458% and 151% increase in revenues over $117,139 and $332,216 for the three and nine months ended September 30, 1998. This increase was primarily attributable to the addition of ICS sales of $566,065 for the three and nine months ended September 30, 1999. Subscription service revenue decreased by $25,490 and $60,259 for the three and nine months ended September 30, 1998. This decrease was primarily attributable to a decline in the number of subscribers, as the Company scaled back on its advertising and marketing efforts until it raised capital for expansion.

Cost of sales were $482,390 and $584,114, representing 74% and 70% of total revenues for the three and nine months ended September 30, 1999, compared to $61,180 and $135,815, representing 52% and 41% of total revenues for the three and nine months ended September 30, 1998. This increase in cost of sales as a percentage of sales was primarily attributable to the addition of ICS's computer network business for the three months ended September 30, 1999. VillageNet upgraded its backbone service and redundancy to ensure its connectivity. These costs increased without an increase in revenues. This was undertaken to position the Company for expansion of its internet business.

Selling, general and administrative expenses (SG&A) were $256,711 and $338,431 for the three and nine months September 30, 1999, an increase of $81,720 and $65,220 from $24,943 and $111,083 for the three and nine months ended September 30, 1998. This increase was primarily attributable to the addition of the SG&A expenses of ICS for the three months ended September 30, 1999. There was an increase of $34,543 in professional fees for the nine months ended September 30, 1999, primarily attributable to the expenses related to the merger.

The net loss for the three and nine months ended September 30, 1999 were $626,026 and $632,846 compared to net income of $23,016 and $60,318 for the three and nine months ended September 30, 1998. The primary reasons for the increase in the current period loss was due to the incorporation of the results of operations of ICS and the loss from discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at September 30, 1999 were $102,179, compared to $21,897 at December 13, 1998. This increase was primarily attributable to the Company receiving financing in 1999 which was partially used to fund its operating loss and merger costs incurred in the three months ended September 30, 1999.

Accounts receivable increased to $757,027 at September 30, 1999, from $43,454 at December 31, 1998. This increase was primarily due to the acquisition of accounts receivable of $712,873 in the merger with ICS.

Inventory increased to $140,544 at September 30, 1999 from $0 at December 31, 1998, due to the acquisition of inventory of $140,544 in the merger with ICS.

Prepaid expenses and other current assets increased to $123,041 at September 30, 1999 from $0 at December 31, 1998, due to the acquisition of prepaid insurance and other current assets of $123,041 in the merger with ICS.

Fixed assets, net of accumulated depreciation, increased to $281,001 at September 30, 1999 from $141,485 at December 31, 1998, as a result of the purchase of $76,089 of internet equipment to upgrade and increase the Company's internet capacity and reliability, and the acquisition of equipment of $86,841, net of accumulated depreciation, in the merger with ICS.

Intangible assets, net of accumulated amortization, increased to $2,335,215 at September 30, 1999 from $916 at December 31, 1998. This increase resulted from the recognition of $2,373,923 in excess of costs over fair value of net assets acquired in the purchase of ICS by VillageNet. Amortization expense of $39,565 was recognized for the three months ended September 30, 1999.

Security deposits and other assets increased to $12,883 at September 30, 1999 from $0 at December 31, 1998, due to the acquisition of security deposits of $12,883 in the merger with ICS.

The combination of accounts payable and accrued expenses increased to $515,777 at September 30, 1999 from $24,320 at December 31, 1998. This increase was primarily due to the acquisition of accounts payable and accrued expenses of $429,574 in the merger with ICS.

Notes and loans payable increased to $1,135,261 at September 30, 1999 from $306,301 at December 31, 1998. The Company has obtained a $400,000 bridge loan pursuant to a private placement offering, maturing February 11, 2000 with principal and interest at eight percent (8%) per annum, and $200,000 of bank notes, maturing April 30, 2000 with interest payable monthly at prime plus two percent, to fund operations. In addition $516,531 of loans were assumed in the merger with ICS, these loans are subordinated to the bank debt with interest at five percent (5%) per annum.

At September 30, 1999, the Company had $(104,260) of negative working capital and a current ratio of 0.9 to 1.

The Company's operating activities used net cash of $58,106 during the nine months ended September 30, 1999, as compared to net cash provided by operations of $71,856 for the corresponding period of the prior year. This increase in use of cash was primarily due to the funding of the Company's net loss from continuing operations and loss from discontinued operations.

In June 1998, management determined that the Company's business of operating Company-owned retail stores no longer provided the opportunity for growth or profitability. Accordingly, to reduce costs and losses and to replenish capital needed for operations, the Company decided to sell Company-owned stores, preferably to new or existing franchisees, or to close stores that could not be timely sold. To date, the Company has sold or closed all of its Company-owned stores . To further reduce costs, in March 1999, the Company relocated its commissary to a facility in Santa Ana, California that it shares with an existing baked goods manufacturing business.

The Company has decided to discontinue its business as a franchiser and operator of a commissary that supplies retail stores and wholesale accounts with bagel products, because the Company recognized that this remaining core business would not generate sufficient revenues to achieve profitability. On July 1, 1999, the Company completed an Agreement and Plan of Reorganization and Merger, with Intelligent Computer Solutions, Inc. (ICS) and VillageNet, Inc. (VillageNet).

VillageNet, founded in June 1995, is a community-oriented Internet service provider specializing in educational and family-based Internet services with a local emphasis on business advertising and shopping, chat rooms and parent/student/teacher interaction. It is a subscriber service that offers solutions to the world closest to home, simplifying and concentrating Internet information for users interested in on-line purchases as well as their local community's activities, including educational, cultural and consumer affairs. The VillageNet ISP is based on the idea that people want to use the Internet as a convenient way to communicate with school districts, local government and local businesses, taking advantage of the latest 56K dial, ISDN and DSL user services.

ICS, founded in October 1994, is a systems-integration firm specializing in network design, implementation and maintenance and providing Internet/Intranet messaging and security products and services. Its wide range of services, from complex installations for the Pentagon and Fortune 500 companies to educational institutions, has led to rapid growth of the business. In addition to its computer consulting expertise, ICS is a strategic partner with various companies in the network integration business. ICS also manufactures several specialized Internet applications in the area of messaging and security. It plans to offer these products and services nationally.

The Company intends to acquire Internet companies currently outsourcing internet access needs that are compatible with the ISP services offered by the Company. By then placing these companies on its existing backbone infrastructure, the Company should be adding services, attracting new Internet users and increasing revenue through the elimination of outsourcing costs of the acquired companies.

As a result of the business combination with VillageNet and ICS, the Company will require additional working capital. These funds will be needed to finance operations and the discontinued operations of Big City. Additionally the Company plans to expand its Internet business through the franchising of ISP's and increase its marketing and advertising to expand its local ISP network. The Company intends to obtain additional working capital through the issuance of convertible debt and through the private placement of equity securities. However, there can be no assurance that the Company will be able to do so, that the terms available to the Company in such a financing will be favorable to the Company or that the proceeds of such financing will provide sufficient working capital for more than a limited period of time. The Company has completed a two bridge financing arrangements which it issued an aggregate of $600,000 principal amount of promissory notes, which bear interest at the rate of eight percent (8%) per annum. These loans mature February 11, 2000, $400,000, and October 11, 2004, $200,000, together with interest. These loans are secured by common and preferred stock of two of its stockholders.

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

PART II. OTHER INFORMATION


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS

EXHIBIT
NUMBER

3.1 Certificate of Incorporation of the Company, as amended through September 30, 1999 (1)

3.2      By-Laws of the Company, as amended (2)

27.1*    Financial Data Schedule (9/30/99)

------------

*        Filed herewith

(1) Filed as an Exhibit to the Company's Form 10-QSB, dated August 20, 1999, and incorporated herein by reference.

(2) Filed as an Exhibit to the Company's Form 10-KSB (No. 000-28058) dated March 31, 1999, and incorporated herein by reference.

(b)  REPORTS ON FORM 8-K

         Form 8-K filed July 1, 1999 relating to the acquisition by the Company of Intelligent Computer Solutions, Inc. and VillageNet, Inc. (Pro-forma financial statements relating to the acquisition were filed on October 5, 1999, on Form 8-K.)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this export to be signed on its behalf by the undersigned thereunto duly authorized.



                              Big City Bagels, Inc.
                              ---------------------
                              (Registrant)

Dated: November 17, 1999      By:   \s\    Peter Keenan
                              -------------------------------
                              Peter Keenan, President

                              By:   \s\    Edilberto Enriquez
                              -------------------------------
                              Edilberto Enriquez, Treasurer and Chief Financial Officer

                                Index to Exhibits


EXHIBIT
NUMBER
-------

3.1 Certificate of Incorporation of the Company, as amended through September 30, 1999 (1)

3.2      By-Laws of the Company, as amended (2)

27.1*    Financial Data Schedule (9/30/99)

------------

*        Filed herewith

(1) Filed as an Exhibit to the Company's Form 10-QSB, dated August 20, 1999, and incorporated herein by reference.

(2) Filed as an Exhibit to the Company's Form 10-KSB (No. 000-28058) dated March 31, 1999, and incorporated herein by reference.