Form 10KSB40
period 1999-12-31
VILLAGEWORLD COM INC
filed 2000-03-31
CIK 1006708

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 1999

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from  ______________ to _____________

                         Commission file number 0-28058

                             VILLAGEWORLD.COM, INC.
                 (Name of small business issuer in its Charter)

            New York                                       11-3137508
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                       Identification No.)

            620 Johnson Avenue, Bohemia, New York            11716
             (Address of principal executive offices)       (Zip Code)

                                 (631) 218-0700
                 (Issuer's telephone number Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock, par value $.001 per share
                  Class A Redeemable Common Stock Purchase Warrants

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [___]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

      The Issuer's revenues for its most recent fiscal year were $1,276,115.

      As of March 24, 2000, the aggregate market value of the Issuer's
Common Stock held by non-affiliates of the Issuer (based on the last sale price of such stock) was approximately $31,215,000. At March 24, 2000, 18,474,290 shares of the Issuer's Common Stock were outstanding. (Assuming the conversion of all outstanding Class B Preferred Stock the outstanding common stock at March 24, 2000 would increase to 88,599,266 shares).

                             VILLAGEWORLD.COM, INC.
                      INDEX TO ANNUAL REPORT ON FORM 10-KSB
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                              ITEMS IN FORM 10-KSB

                                                                                    Page
                                                                                    ----
Facing page

Part I

      Item 1.  Description of Business .........................................       3
      Item 2.  Description of Property .........................................       5
      Item 3.  Legal Proceedings ...............................................       6
      Item 4.  Submissions of Matters to a Vote of Security Holders ............       6

Part II

      Item 5.  Market for Common Equity and Related Stockholder Matters ........       6
      Item 6.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations ...........................................       8
      Item 7.  Financial Statements and Supplementary Data .....................      12
      Item 8.  Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure ............................................      12

Part III

      Item 9.  Directors and Executive Officers of the Registrant ..............      13
      Item 10. Executive Compensation ..........................................      14
      Item 11. Security Ownership of Certain Beneficial Owners and
               Management ......................................................      16
      Item 12. Certain Relationships and Related Transactions ..................      17

Part IV

      Item 13. Exhibits and Reports on Form 8-K ................................      19


      Signatures ...............................................................      20

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL


      We are an internet service provider and as such provide our subscribers with access to the world wide web in the same manner as do many other internet service providers, the largest and most well known of which is America On Line. We provide our subscribers with the same access to the wealth of information, communications, services, programs and commerce available on the worldwide web as are provided by other internet service providers, including the largest provider. We also sell and install network systems consisting of both computer hardware and software. We have so far installed hundreds of network systems, including sixty for school districts, ranging in cost from several thousand dollars to over $5,000,000. Our revenues have been principally provided from installing network systems.

      We believe that we have created a niche for ourselves as both an installer of network systems and as an internet service provider, in the services we provide to school districts and the children, teachers and parents in those school districts. To date our activities have been primarily in the New York metropolitan area. To date we have established eleven separate network systems, each of which is based on a school district or educational institution. Our target market of potential subscribers for each network system we install for a school district or educational institution are the schools themselves and particularly the students, parents, teachers and staff of the schools in the school district or of the educational institution. Our appeal to those persons is the availability of directories of teachers, students and administrative staff allowing more readily available communication with and among such persons concerning homework assignments and other aspects of their school's activities, and of other directories such as school calendars which are of interest to our subscribers. We also prepare with the guidance of those school districts and educational institutions and make available to our subscribers a large volume of source material for use by the students in their studies and for their homework assignments. Such material is more readily available from us than it would be from other internet service providers because we store such information on our systems where it can more easily be found by the students and other subscribers.

      Our services as an internet provider, and particularly of the directories and other information about a specific school district or educational institution, are made known to that district's or institution's students, parent body, teachers and administrative staff by the school district or educational institution itself. This is the main way in which our subscribers find out about us and subscribe for our service. We also secure subscribers by advertising in the school publications and the local media available in the school district or the area in which the educational institution is located. As noted above, we also provide our subscribers with access to the world wide web. We also sell advertising on each of our school district or educational institution based networks to local merchants in that community. Such advertising aimed at our subscribers who are located in the community where the retail establishment is located, is obviously more effective for such local merchants than advertising on a network whose subscribers are not so geographically concentrated. We also provide web hosting services in which we assist those merchants or others to establish and maintain a web site at which they provide information about their products, services and themselves.



      Special features of our networks are:

      - Our subscribers have the option of filtering out adult oriented material. We have at least 10,000 adult oriented sites that are automatically blocked by our caching equipment so as to prevent access to such sites from our subscribers computers where the subscriber has elected that option. We continually update the list of such sites mostly based on information initially received from our subscribers about new sites providing adult oriented material, and after review by our staff of the material available at that site.

      - When our subscriber requests information from a web site on the internet, we download the information on that web site onto our system's memory and send it to our subscriber. When the next subscriber attempts to access the same information, we send it from our memory instead of going onto the internet and downloading it again. This saves our subscriber time and reduces their costs in securing such material.

      - Using larger bandwidth on which to store material in our memory, and leasing T-1 and T-3 lines to enable our subscribers faster access on our network system and on the world wide web.

      - Providing our subscribers and our other customers with what we believe is high quality customer service and support.

      The hardware and software equipment and systems we sell and install are manufactured and supplied by the largest and best known companies, including Cisco Systems, Sun Microsystems, Microsoft, Oracle, IBM, Digital Equipment, Compaq Computer and Intel. These and other vendors help train our employees in the use, installation and maintenance of their products.

      We have identified the following strategic initiatives which we are currently undertaking and plan to pursue in the future:

      - Establish similar network systems for other, non-educational groups. We recently entered into an agreement with a church association with a membership of thousands of churches throughout the United States, to enable such church body to be an internet service provider to their churches and church members, through our internet network, for which we will receive a portion of the continuing periodic subscription fees. That church association has advised us that they plan to start soliciting subscribers in March, 2000.

      - Establish and/or maintain network systems for school districts, educational institutions and other community based groups in other areas of the United States by establishing strategic relationships with other companies in those areas who install and/or maintain network systems, web sites or other computer or network based systems and programs. We anticipate that even if we do not share in the revenues generated from the design and installation of those networks, we will either maintain the network system and receive all or the bulk of the fees paid by subscribers, or receive franchise fees for permitting those other companies to use our technology for installing and operating such community based network systems. We have filed registrations to conduct such franchising programs in three states, New York, California and Illinois, and expect to file in additional states.

      - We also serve as a subcontractor providing technical support for the customers of other internet service providers. We recently entered into an agreement with Ultrastar Internet Services, LLC under which we are to provide Ultrastar with dial up and digital subscriber lines, internet access and technical support for private label internet services using as the names of the internet service provider those which Ultrastar is contractually permitted to use, such as, the New York Yankees, the Baltimore Orioles, David Bowe and Hanson. Under the terms of our agreement with Ultrastar, we are to receive a portion of each subscription fee paid by subscribers to Ultrastar.

      - Continue our efforts to attract new community groups who want our system installed and maintained, and thereby expand our subscriber base.

      At present we have approximately 2,000 paying subscribers to our network systems. We have 35 employees, of whom four are executive officers of our company.

      We are in the process of winding down and discontinuing the business previously conducted by our predecessor of operating retail bagel outlets, and franchising others to operate retail bagel outlets, in different parts of the United States.

RECENT DEVELOPMENTS


      On January 24, 2000 we signed a contract valued at more than $500,000 to provide hardware installation and services to the eight schools and over 5,500 students of the Commack Union Free School District. This contract represents the sixty-second school district in the New York region to employ us for our networking and internet service provider ("ISP") services.

      In February 2000 we entered into an agreement with Bobby Valentine, manager of the New York Mets', as a celebrity spokesman, for the purpose of certain promotions of our ISP franchising program.


COMPETITION

      There are many companies that provide the same network installation services that we offer. There are also many internet service providers. Many of those and other potential competitors are well established, are much larger than we are and have substantially greater financial and other resources than we have. Our success will depend on our ability to establish and maintain a competitive position in these marketplaces, which we may not be able to do.

TRADEMARKS AND SERVICE MARKS

      Our service marks "Village World(R)" and "Village Net(R)" are registered with the United States Patent and Trademark Office. We have filed a trademark application with the United States Patent and Trademark Office seeking registration for "VillageWorld.com(TM)".

CORPORATE INFORMATION:

      We were incorporated in New York on December 14, 1992 under the name Big City Bagels, Inc. On July 1, 1999, Village Net, Inc. ("VillageNet") completed its merger with our predecessor Big City Bagels, Inc. and on December 30, 1999 we changed our name to VillageWorld.com, Inc. Our principal executive offices are located at 620 Johnson Avenue, Bohemia, New York 11716. Our phone number is
(631) 218-0700 and our fax number is (631) 218-0769. We also maintain an internet site on the world wide web at www.villageworld.com. Information contained on our web site is not, and should not be deemed to be, a part of this Annual Report on Form 10-KSB.


ITEM 2. DESCRIPTION OF PROPERTY

      Our principal offices are located in leased facilities at 620 Johnson Avenue, Suite 1B and Suite 6, Bohemia, New York 11716. The lease term for Suite 1B is from April 1, 1997 through March 31, 2002 and we have an option to renew such lease for an additional five years. For the use of Suite 1B we pay annual rent of $33,000 with such rent increasing by 4% per year for the remainder of the lease term. The lease term for Suite 6 is from April 1, 1999 through March 31, 2002 and we have an option to renew such lease for an additional five years. For the use of Suite 6 we pay annual rent of $30,000 with such rent increasing by 5% per year for the remainder of the lease term.

      We also lease office space at 3101 West Coast Highway, Suite 311, Newport Beach, California 92663. We pay annual rent of $22,452 and such lease expires on December 31, 2000.


ITEM 3. LEGAL PROCEEDINGS

      There are legal proceedings pending against us arising from the business formerly conducted by us operating and franchising retail bagel outlets. Both claims together do not exceed $119,000 and are not material claims against us.


ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS


      At a special meeting of our stockholders held on December 30, 1999, our stockholders voted to:

(a) amend our certificate of incorporation to increase the number of shares of our common stock, par value $.001 per share, we are authorized to issue from 25,000,000 shares to 200,000,000 shares. The tabulation of the votes (both in person and by proxy) was as follows:

      For               Against           Abstentions
      ---               -------           -----------
      11,680,383        292,071           14,924

(b) amend our certificate of incorporation to change our name from Big City Bagels, Inc. to VillageWorld.com, Inc. The tabulation of the votes (both in person and by proxy) was as follows:

      For               Against           Abstentions
      ---               -------           -----------
      10,519,454        11,000            6,217


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


MARKET INFORMATION


      Our common stock had been quoted under the symbol "VILN" on the OTC Bulletin Board. On January 6, 2000 we changed our symbol to "VILW" to reflect our name change from Big City Bagels, Inc. to VillageWorld.com, Inc. Our Class A Warrants trade under the symbol "VILWW".

      The following table sets forth the range of high and low bid quotations of our common stock, as reported by Nasdaq, for the periods indicated. The prices represent inter-dealer quotations, which do not include retail markups, markdowns or commissions, and may not represent actual transactions.

                                         Common Stock      Warrants(2)
                                         ------------      -----------
Period                                  High      Low      High    Low
------                                  ----      ---      ----    ---
1998(1)
First Quarter                           7-1/2     3-3/4    3/8     1/16
Second Quarter                          3-3/4     1-1/4    5/32    1/16
Third Quarter                           1-1/32    3/8      1/16    1/32
Fourth Quarter                          3/8       1/8      0       0

1999
First Quarter                           2-31/32   3/16     .01     .001
Second Quarter                          2-13/32   7/8      0       0
Third Quarter                           1-23/32   21/32    .001    .001
Fourth Quarter                          7/8       3/8      0       0


(1) The prices for our common stock have been adjusted to reflect our one-for-five reverse stock split effected on June 24, 1998.

(2) Our Class A warrants were delisted from Nasdaq on November 18, 1998 because there were no active market makers registered to trade our Class A warrants.

      On March 24, 2000, the last sale price for our common stock as reported by the OTC Bulletin Board was $2.63.

SECURITY HOLDERS

      At March 24, 2000 there were 18,474,290 shares outstanding and 77 holders of record of Common Stock, and 481,250 Class A Warrants outstanding and 11 holders of record. The Company believes that there are in excess of 500 beneficial owners of its Common Stock, most of whose shares are held in street name. This figure of outstanding shares does not include 70,124,976 shares of our common stock issuable upon conversion (at a rate of 138-to-1) of 508,152 outstanding shares of our Class B preferred stock and does not include our common stock issuable upon conversion of our Class C preferred stock. Such figure of outstanding shares also does not include 811,030 shares of common stock issuable upon the exercise of outstanding warrants and options.


DIVIDEND POLICY

      We have not paid, and our board of directors does not presently intend to declare, any dividends on our common stock in the foreseeable future. We anticipate that all of our earnings and other resources, if any, will be retained by us for investment in our business. Even if we wanted to pay any dividends, the designation of preferences for our Class C preferred stock prohibits payment of dividends on our common stock so long as the dividends on such preferred stock are unpaid. As of March 24, 2000, $574.19 of dividends were paid in the form of our common stock on our Class C preferred stock which had been converted into our common stock. In the future we expect to accumulate, rather than pay, the dividends on our outstanding preferred stock. In addition, we may incur indebtedness in the future, the terms of which may prohibit or effectively restrict dividend payments.

RECENT SALES OF UNREGISTERED SECURITIES


      On July 1, 1999, pursuant to an exchange of securities the Company became the legal parent of two companies, ICS, and VillageNet, that were conducting the business now conducted by the Company, the installation of internet network systems and as an internet service provider. In that transaction, commonly referred to a reverse acquisition, the Company issued to the stockholders of ICS and VillageNet an aggregate of 8,619,466 shares of the Company's common stock and 508,152 shares of our Class B preferred stock which are convertible at the holder's options into an aggregate of 70,124,976 additional shares of the Company's common stock. Such transaction was arranged by Perrin, Holden and Davenport Capital Corp. ("PHD") who received warrants to purchase 500,000 shares of the Company's common stock, which were later exchanged by PHD for 360,000 shares of the Company's common stock.

      In July 1999, Mark Weinreb entered into a Severance and Consulting Agreement with the predecessor company. Pursuant to the agreement he was awarded, pursuant to our 1998 Performance Equity Plan, a grant of 125,000 shares of our common stock.

      In the summer and fall of 1999 PHD arranged for an aggregate of $600,000 to be loaned to the Company. The Company issued notes to the lenders and granted them warrants to purchase 375,000 shares of common stock at an exercise price of $0.75 per share.

      In December 1999, the Company sold 15,800 shares of its Class C preferred stock to 19 accredited investors for an aggregate of $1,580,000. Part of such $1,580,000 raised was used to repay the $600,000 promissory notes referred to above.

      PHD acted as placement agent for which services the Company paid PHD $158,000, reimbursed PHD for its expenses and issued 94,800 shares of the Company's common stock to PHD.

      In December 1999, the Company issued (a) 360,000 shares of its common stock to PHD in exchange for the 500,000 warrant (referred to above) held by PHD to purchase shares of the Company's common stock; (b) 189,359 shares of its common stock to five persons in exchange for their warrants (referred to above) to purchase 375,000 shares of the Company's common stock and in lieu of payment of the accrued interest on the $600,000 of promissory notes held by them, and
(c) 51,455 shares to PHD in exchange for the warrant (referred to above) to purchase 90,000 shares of the Company's common stock.

      All of the foregoing issuances, grants and exchanges were exempt from the registration requirements of the Securities Act under either Regulation D or
Section 4(2) or Section 3(a)(9).


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.


FORWARD-LOOKING STATEMENTS

When used in this Form 10-KSB and in our future filings with the Securities and Exchange Commission, the words or phrases "will likely result,", "management expects" or the "the Company expects," "will continue," "is anticipated," "estimated", "believe", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We have has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.


MERGER

On July 1, 1999, Village Net, Inc. ("VillageNet") completed its merger with our predecessor Big City Bagels, Inc. ("BCB") and Intelligent Computer Solutions, Inc. ("ICS"). For accounting purposes, the transaction was accounted for as a reverse acquisition where BCB and ICS are treated as the acquired companies and VillageNet as the acquiring company, as the shareholders of VillageNet obtained a majority of the shares of the combined company upon completion of the merger. Accordingly, VillageNet's financial statements are the historical financial statements presented. BCB and ICS are included in the financial statements from the date of the merger, although BCB's discontinued operations through December 31, 1999 were accrued at June 30, 1999 in accordance with generally accepted accounting principles. The following discussions relate to the historical financial results of VillageNet for all periods and include the results of ICS beginning July 1, 1999.

VillageNet, founded in June 1995, is a community-oriented internet service provider specializing in educational and family-based internet services with a local emphasis on business advertising and shopping, chat rooms and parent/student/teacher interaction. It is a subscriber service that offers solutions to the world closest to home, simplifying and concentrating internet information for users interested in on-line purchases as well as their local community's activities, including educational, cultural and consumer affairs. Our internet provider service is based on the idea that people want to use the internet as a convenient way to communicate with school districts, local government and local businesses, taking advantage of the latest technology available for such user services.

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


SELECTED FINANCIAL DATA

                                                                      Year Ended December  31,
SUMMARY OF OPERATIONS:                                                  1999               1998
                                                                   ------------       ------------
Total Revenues                                                     $  1,276,115       $    418,712
Net income (loss)                                                  $ (1,234,890)      $     70,418
Basic and diluted income (loss) per common share                   $      (0.02)      $       0.00
Weighted average common shares outstanding, giving effect
 to the conversion of all Class B Preferred Stock outstanding        63,269,036         39,372,221

YEAR-END FINANCIAL POSITION:
Working capital                                                    $    328,904       $        246
Total assets                                                       $  4,831,695       $    264,452
Total liabilities                                                  $  1,910,454       $    381,725
Stockholders' equity (deficit)                                     $  2,921,241       $   (117,273)


RESULTS OF OPERATIONS

Revenues for the year ended December 31, 1999 were $1,276,115 compared to $418,712 for the year ended December 31, 1998 an increase of 205%. This increase was primarily attributable to the addition of ICS sales of $902,961 for the six months ended December 31, 1999. Subscription service revenue decreased by $45,558 for the year ended December 31, 1999. This decrease was primarily attributable to a decline in the number of subscribers, as the Company scaled back on its advertising and marketing efforts until it raised capital for expansion.

Cost of sales were $952,333, representing 75% of total revenues for the year ended December 31, 1999, compared to $198,733 or 47% of total revenues for the year ended December 31, 1998. This increase in cost of sales as a percentage of sales was primarily attributable to the addition of ICS's computer network business for the year ended December 31, 1999. Cost of sales of ICS were $717,170, representing 79% of hardware sales and installation services for the year ended December 31,1999. Cost of sales of VillageNet were $235,163 and $198,733, representing 63% and 47% of revenues for subscription services for the year ended December 31, 1999 and 1998, respectively. VillageNet upgraded its backbone service and redundancy to ensure its connectivity. These costs increased without an increase in revenues. This was undertaken to position the Company for expansion of its internet business.

Selling, general and administrative expenses (SG&A) were $961,061 for the year ended December 31, 1999, an increase of 712% from $118,361 for the year ended December 31, 1998. This increase was primarily attributable to the addition of the SG&A expenses of ICS and us for the year ended December 31, 1999. Of the total SG&A expenses, $416,520 represents us and $544,541 represents ICS. There was an increase of $84,996 in professional fees of which $35,793 were attributable to the merger. Rent increased by $16,262 for office space acquired in the merger. There was an increase of $27,893 in filing costs from the previous year.

Interest expense increased by $587,753 during the year ended December 31, 1999, due to the incorporation of debt financing and bridge loans relating to the private placement of Class C Preferred Stock. Of such increase, $475,000 of interest expense was attributable to the like-amount reduction in the stated principal of the bridge loans in order to recognize the fair value of common stock purchase warrants issued therewith.

The net loss for the year ended December 31, 1999 was $1,234,890 compared to net income of $70,418 for the year ended December 31, 1998. The primary reasons for the increase in the current period loss were: (i) the incorporation of the results of operations of ICS amounting to $224,646; (ii) and amortization expense of goodwill of $141,758; (iii) one time in nature, non-recurring costs related to the merger; (a) interest expense attributable to the bridge loan financing prior to the Preferred Stock private placement amounting to $569,680;
(b) a severance expense to the former CEO amounting to $178,750.

The Company has identified certain accounting adjustments applicable to its reporting at September 30, 1999. These adjustments relate to the reporting of discontinued operations, stock based severance compensation, additional (inputed) interest expense and goodwill. (See Note O in Notes to Consolidated Financial Statements).


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at December 31, 1999 were $800,561, compared to $21,897 at December 13, 1998. This increase was primarily attributable to the Company's receipt of proceeds from the private placement of Preferred Stock.

Accounts receivable increased to $494,820 at December 31, 1999, from $43,454 at December 31, 1998. This increase was primarily due to the acquisition of accounts receivable of $469,142 in the merger with ICS.

Inventory increased to $96,791 at December 31, 1999 from $0 at December 31, 1998, due to the acquisition of inventory of $96,791 in the merger with ICS.

Prepaid expenses and other current assets increased to $129,094 at December 31, 1999 from $0 at December 31, 1998, due to the acquisition of prepaid insurance and other current assets of $82,772 and prepaid taxes of $46,322 in the merger with ICS.

Fixed assets, net of accumulated depreciation, increased to $325,285 at December 31, 1999 from $141,485 at December 31, 1998, as a result of the purchase of $139,425 of internet equipment to upgrade and increase the Company's internet capacity and reliability, and the acquisition of equipment of $94,478 in the merger.

Intangible assets, net of accumulated amortization, increased to $2,694,252 at December 31, 1999 from $916 at December 31, 1998. This increase resulted from the recognition of $2,835,173 in excess of costs over fair value of net assets acquired in the purchase of ICS by VillageNet. Amortization expense of $141,837 was recognized for the year ended December 31, 1999.

Security deposits and other assets increased to $13,230 at December 31, 1999 from $0 at December 31, 1998, primarily due to the acquisition of security deposits of $10,378 in the merger with ICS.

The combination of accounts payable and accrued expenses increased to $411,693 at December 31, 1999 from $24,320 at December 31, 1998. This increase was primarily due to the assumption of accounts payable and accrued expenses of $342,135 in the merger with ICS.

Notes and loans payable increased to $767,885 at December 31, 1999 from $306,301 at December 31, 1998. We have obtained $200,000 of bank notes, maturing April 30, 2000 with interest payable monthly at prime plus two percent, to fund operations. In addition $516,531 of loans were assumed in the merger with ICS, these loans are subordinated to the bank debt with interest at five percent per annum.

At December 31, 1999, we had $328,904 of working capital and a current ratio of
1.25 to 1.

Our operating activities used net cash of $720,615 during the year ended December 31, 1999, as compared to net cash provided by operations of $133,164 for the prior year. This increase in use of cash was primarily due to the funding of our net loss from continuing operations and pay liabilities associated with discontinued operations.

Management of the predecessor had decided to discontinue its business as a franchiser and operator of a commissary that supplies retail stores and wholesale accounts with bagel products, because we recognized that this remaining business would not generate sufficient revenues to achieve profitability.

We will require additional working capital to finance operations as well as to pay liabilities of the discontinued operations of our former bagel franchise business. Additionally we plan to expand our internet business through the franchising of internet service providers and increase our marketing and advertising to expand its local ISP network.

We have signed a letter of intent with Millenium Development Group, LLC, wherein they propose to invest $3,000,000 for 3,000,000 shares and 3,000,000 common stock purchase warrants (See Note P in Notes to Consolidated Financial Statements).

The Company intends to acquire internet companies currently outsourcing internet access needs that are compatible with the ISP services offered by the Company. By then placing these companies on its existing backbone infrastructure, we expect to add services, attract new internet users and increase revenue through the elimination of outsourcing costs of the acquired companies.

OTHER MATTERS

Year 2000 Compliance

To date we have not incurred any problems relating to dates beyond the year 1999 and to the best of our knowledge we do not anticipate any material problems to arise.


ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and notes thereto are included herewith commencing on page 22.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


      On December 30, 1999, we dismissed our independent accountant, Richard A. Eisner & Company, LLP ("RAE"). None of RAE's reports on the financial statements during the past two fiscal years contained an adverse opinion or disclaimer of opinion, or was modified as to audit scope or accounting principles. The report issued by RAE on our Form 10-KSB for the year ending December 31, 1998 contained an explanatory paragraph regarding our ability to continue as a going concern. During our engagement of RAE, there were no disagreements with RAE on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to RAE's satisfaction would have caused RAE to make reference to the subject matter of the disagreement in connection with its report. We requested that RAE furnish us with a letter addressed to the U.S. Securities and Exchange Commission stating whether it agrees with the above statements. A copy of that letter was filed with the SEC.

      On December 30, 1999, we engaged Laurence Rothblatt & Company ("Rothblatt"), to serve as our independent accountant and auditor for future periods. Prior to December 30, 1999, Rothblatt. had served as the independent auditor for VillageNet, Inc. Except for consultation with matters relating to VillageNet, Inc., during our two most recent fiscal years and the subsequent interim period preceding our engagement of Rothblatt, neither we nor anyone on our behalf had consulted with Rothblatt regarding the application of accounting principles to a specific or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements, and no written or oral advice was provided to us that was an important factor considered by our board of directors in reaching a decision as to any accounting, auditing or financial reporting issue.

      Our dismissal of RAE and the engagement of Rothblatt was approved and ratified by our Board of Directors. We do not have an audit committee.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


      The following table sets forth certain information regarding the members of our board of directors and executive officers:

Name                                Age         Position
----                                ---         --------
Peter J. Keenan                     30          Chairman of the Board and President

Robert Appel                        27          Chief Executive Officer

Edilberto R. Enriquez               39          Treasurer and Chief Financial Officer

Hector M. Gavilla                   56          Director

Moshe Schwartz                      30          Director

David A. Levi                       23          Secretary and Director

Dr. Steven Levi                     30          Director

      Peter J. Keenan has served as president of our company since July 1999 and has also served as the President of Intelligent Computer Solutions, Inc. ("ICS"), which was merged with our company on July 1, 1999. From October 1994 to June 1996, Mr. Keenan was technical director of ICS. Since 1995, Mr. Keenan also served as technical director of VillageNet, Inc., which was also merged with our company on July 1, 1999. From September 1991 to October 1994, Mr. Keenan was employed by Advanced Testing Technologies, Inc. ("ATTI") as a purchasing agent.

      Robert Appel has served as CEO of our company since March 2000. From June 1999 - March 2000 Mr. Appel served as an internal management consultant with Donaldson, Lufkin & Jenrette, Pershing Division. From September 1998 May 1999 Mr. Appel attended New York University, Stern School of Business and received his masters degree in business administration. From February 1998 August 1998, Mr. Appel served as a Vice President of Brean Murray & Co. and from 1994 through 1998 he was an assistant portfolio manager for Shufro, Rose & Ehrman.

      Edilberto R. Enriquez has been employed as treasurer and chief financial officer of our company since July 1999 and served as the controller of ICS since March 1999. From December 1997 to March 1999, Mr. Enriquez was employed as an accounting manager for IHC Services, Inc., an exporting company. From 1991 to October 1997, Mr. Enriquez was a senior accountant at Linotype-Hell Company, a manufacturing company.

      Hector M. Gavilla has served as a director of our company since July 1999, and served as President of ATTI since 1998. Since 1994, Mr. Gavilla has been vice president and secretary of each of ICS and VillageNet and has served as an executive officer of the following companies: European Testing Technologies, Ltd., ATTI Europe, ATTI International Development, Inc., Automated Computer Systems, Inc. and ICS Systems, Inc. Of these companies, only ATTI Europe and ICS Systems are actively operating. ICS Systems is a computer software company specializing in operating systems and electronic drivers for automatic test equipment.

      Moshe Schwartz has been a director of our company since March 2000.
Mr. Schwartz is currently an independent investment banking consultant, from July 1998 through February 2000 he served as a Vice President at KCSA Public Relations. Mr. Schwartz received his J.D. in 1995 from the Cardozo School of Law and from 1995 through 1998 was an Assistant District Attorney in Kings County, New York.

      David A. Levi has been a director of our company since October 1999. Mr. Levi served as a purchasing agent for ATTI since January 1997. Since May 1998, Mr. Levi served as president of ICS Systems. From 1994 to 1997, Mr. Levi was a student at the University of Michigan where he received a degree in history.

      Dr. Steven Levi has been a director of our company since March 2000. Dr. Levi received his M.D. in 1995 from Pittsburgh University and is currently a practicing physician in the field of internal medicine at Jefferson Memorial Hospital in Philadelphia, PA. From 1995 to 1998 Dr. Levi served as the Director of new development for ICS Systems. David A. Levi and Dr. Steven Levi are brothers.

      Our board of directors is elected at each annual meeting of our shareholders. Each director holds office until his successor is duly elected and qualified or until his or her earlier resignation or removal. Our directors do not currently receive any fees or other compensation in connection with their services as directors. We currently have no separate committees of directors, and all directors participate in matters customarily delegated to an audit committee, compensation committee and executive committee.


ITEM 10. EXECUTIVE COMPENSATION


                           SUMMARY COMPENSATION TABLE

      The following table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to our Chief Executive Officer in the year ended December 31, 1999. There are no other executive officers whose compensation exceeded $100,000 in the year ended December 31, 1999.


                                                                           Annual Compensation
                                                       -----------------------------------------------------------
                                                        Year        Salary     Bonus     Other Annual Compensation
Name and Principal Position                                          ($)                            ($)
------------------------------------------------------------------------------------------------------------------
Peter J. Keenan                                         1999         97,981      --                     --
Chairman of the Board and President                     1998        109,367      --                     --
                                                        1997        108,704      --                     --
------------------------------------------------------------------------------------------------------------------
Mark Weinreb                                            1999        105,968      --                $22,500
Chairman of the Board, Chief Executive                  1998        192,550      --                     --
Officer and Secretary (Predecessor Company)             1997        185,696      --                     --
------------------------------------------------------------------------------------------------------------------

      Our Executive Officers, named above, routinely received other benefits from us, the amounts of which are customary in the industry. We have concluded, after reasonable inquiry, that the aggregate amounts of such benefits during the year ended December 31, 1999 did not exceed 10% of the compensation set forth above as to the named individuals. In 1999 prior to the merger Mark Weinreb entered into a Severance and Consulting Agreement with the predecessor company. Pursuant to the agreement we awarded him, pursuant to our 1998 Performance Equity Plan, a grant of 125,000 shares of our common stock. In addition, we retained Mr. Weinreb as a consultant beginning July 1, 1999 for a period of 16 weeks, for which we paid a total of $22,500 in consulting fees.

      The following table summarizes the number of shares and the terms of stock options granted to the Company's Executive Officers in the year ended December 31, 1999:


OPTION/SHARE GRANTS DURING YEAR ENDED DECEMBER 31, 1999


                            Individual Grants
--------------------------------------------------------------------------------------------------------------------
                       Options/            % of Total
Name and Position       Shares       Options/Shares Granted     Exercise Price   Market Price on
  During Period         Granted          to Employees in          ($/Price)       Date of Grant     Expiration Date
                                            Fiscal Year                                 ($)
--------------------------------------------------------------------------------------------------------------------
Mark Weinreb
     Shares             125,000                100%                  N/A           $1.43                  N/A
     Options             52,000                 87%              $0.48-$2.00       $0.9375-$2.00       7/1/2004 -
                                                                                                       3/30/2009
--------------------------------------------------------------------------------------------------------------------


EMPLOYMENT AGREEMENTS

      In August, 1996, Intelligent Computer Solutions, Inc. (ICS), entered into an employment agreement with Mr. Peter Keenan. The employment agreement provides for employment on a full-time basis and contains provisions that Mr. Keenan will not compete or engage in a business competitive with our current or anticipated business until eighteen months after the termination of his employment agreement. Pursuant to the employment agreement, we currently pay Mr. Keenan a base salary of $100,000 per annum.

      On March 13, 2000, we entered into a memorandum of understanding with Mr. Robert Appel, pursuant to which he became our Chief Executive Officer. The memorandum provides for employment on a full-time basis and contains provisions that Mr. Appel will not compete or engage in a business competitive with our current or anticipated business until twelve months after the termination of his agreement. The memorandum provides for a base salary of $75,000 per annum and we have granted him a five-year option to purchase 300,000 shares of our common stock at an exercise price of $.01 per share and vesting rights being negotiated.


1996 PERFORMANCE EQUITY PLAN

      In March 1996, our predecessor adopted a 1996 Performance Equity Plan (the 1996 Plan). The 1996 Plan is administered by our Board of Directors which determines the persons (other than directors) to whom awards will be granted, the number of awards to be granted, and the specific terms of each grant subject to the provisions of the 1996 Plan.

      Awards consist of stock options (both non-qualified options and options intended to qualify as Incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended), a restricted stock awards, deferred stock awards, stock appreciation rights, and other stock-based awards, as described in the 1996 Plan.

      On March 31 of each calendar year during the term of the 1996 Plan each of our directors will automatically be awarded ten year options to purchase 2,000 shares of common stock at an exercise price which is the fair market value of our common stock on such March 31. All of such options will be immediately exercisable as of the date of grant.

      Of the 70,000 shares for which options can be granted under the 1996 Plan, 7,988 shares were issued upon the exercise of options granted, 33,780 shares are reserved for issuance upon exercise of outstanding options at exercise prices ranging from $0.9375 to $42.50 per share and 28,232 shares are currently reserved for options to be granted in the future.


1998 PERFORMANCE EQUITY PLAN

      In 1998, our predecessor adopted a 1998 Performance Equity Plan (the "1998 Plan"). The 1998 Plan is administered by our Board of Directors or a committee appointed by our Board. Options to purchase up to 400,000 shares of our common stock may be granted under the 1998 Plan. We have already granted options to purchase 100,000 shares exercisable at $1.00 per share, under the 1998 Plan. In addition 125,000 shares of common stock were issued to Mark Weinreb in connection with his severance agreement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information as of March 24, 2000, with respect to the beneficial ownership of our common stock by (i) each of our current directors (ii) each executive officer, (iii) all of our directors and executive officers as a group and (iv) each person known by us to own beneficially more than five per cent (5%) of the outstanding shares of our common stock.


Name and Address of Beneficial           Number of Shares of        Number of Shares of Class B Preferred             Percent of
Owner (1)                                Common Stock               Stock Beneficially Owned and Number               Class
                                         Beneficially Owned (2)     of Shares of Common Stock Into which              Assuming
                                                                    it is Convertible (2)(3)                          Conversion

                                                                    Class B Stock of     Common Stock If
                                                                    Unconverted          Class B Shares are
                                                                                         Converted
Robert Appel                                         0                      0                         0                       0%

Edilberto R. Enriquez                                0                      0                         0                       0%

Hector M. Gavilla                            1,716,198(4)             101,178(4)             13,962,564(4)                17.70%

Hector P. Gavilla                            1,454,534                 85,750                11,833,500                   15.00%

Peter J. Keenan                              2,185,651                128,854                17,781,852                   22.54%

David A. Levi                                  489,719                 28,871                 3,984,198                    5.05%

Eli Levi                                     1,701,575(5)             100,315(5)             13,843,470(5)                17.55%

Roberta Levi                                 1,701,575(5)             100,315(5)             13,843,470(5)                17.55%

Dr. Steven Levi                                489,719                 28,871                 3,984,198                    5.05%

Moshe Schwartz                                       0                      0                         0                       0%

Directors and Executive Officers             4,881,287(6)             287,774(6)             39,712,812(6)                50.33%
as a group - (seven persons)


---------------

(1) Each such person's address is at the Company's executive offices, 620 Johnson Avenue, Bohemia, New York 11716.

(2) The number of shares of common stock beneficially owned by each person or entity is determined under the rules promulgated by the SEC. Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power and shares which such person or entity has the right to acquire within sixty days after March 24, 2000. The inclusion herein of any shares deemed beneficially owned does not constitute an admission by such person of beneficial ownership of such shares. The information is based upon information furnished by the persons listed.

(3) The figures set forth in the table include the number of shares of our common stock issuable upon conversion of each individual's shares of our Class B preferred stock. The holders of Class B preferred stock have the right, at their option, to convert such shares into common stock at any time.

(4) Includes 988,930 shares of common stock owned by Mr. Gavilla and 727,268 shares of common stock held by Mr. Gavilla, as custodian for Alexander F. Gavilla, Mr. Gavilla's minor son. Such figure also includes 58,302 shares of Class B preferred stock owned by Mr. Gavilla and 42,876 shares of Class B preferred stock held by Mr. Gavilla, as custodian for Alexander
       F. Gavilla, Mr. Gavilla's minor son. Hector M. Gavilla is the father of Hector P. Gavilla.

(5) Includes 605,928 shares of common stock and 35,722 shares of Class B Preferred Stock owned by Roberta Levi, and 605,928 shares of common stock and 35,722 shares of Class B preferred stock owned by Eli Levi. Eli and Roberta Levi are husband and wife. Also includes 489,719 shares of common stock and 28,871 shares of Class B preferred stock held by Roberta Levi, as custodian for Shari Levi, Mr. and Mrs. Eli Levi's minor daughter. David Levi and Dr. Steven Levi are sons of Eli and Roberta Levi.

(6) Includes those shares of common stock deemed to be included in the respective beneficial ownership of Hector M. Gavilla, Peter J. Keenan, David Levi and Dr. Steven Levi set forth in the table above.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


       Our company was founded at the end of 1992 and until the middle of 1999 we operated retail bagel outlets and franchised others to operate retail bagel outlets under our "Big City Bagels" name. We are in the process of discontinuing that business. On July 1, 1999, pursuant to an exchange of securities the Company became the legal parent of two companies, ICS and VillageNet, that were conducting the business now conducted by us, the installation of internet network systems and as an internet service provider. Prior to that acquisition, we had 7,899,225 shares of common stock outstanding. In that transaction, commonly referred to a reverse acquisition, we issued to the stockholders of ICS and VillageNet an aggregate of 8,619,466 shares of our common stock and 508,152 shares of our Class B preferred stock which are convertible at the holders' options into an aggregate of 70,124,976 additional shares of our common stock. Perrin, Holden and Davenport Capital Corp. ("PHD"), an investment banking firm, received warrants to purchase 500,000 shares of our common stock at an average exercise price of $0.6775 per share for its investment banking services which warrants were exchanged by PHD on December 30,1999 for 360,000 shares of our common stock.

       In the summer and fall of 1999, PHD arranged for an aggregate of $600,000 to be loaned to us, which we needed to finance our operations. We issued notes to the lenders and granted them warrants to purchase 375,000 shares of our common stock at an exercise price of $0.75 per share. For its services in securing such loans, we granted PHD warrants to purchase 90,000 shares of our common stock, also at the same exercise price of $0.75 per share. On December 30,1999, we issued an aggregate of 189,359 shares of common stock in exchange for the 375,000 warrants we granted for such $600,000 loan, and in lieu of the interest then accrued on such notes. On December 30,1999, PHD exchanged the 90,000 warrants we granted to PHD for 51,455 shares of our common stock.

       On December 30,1999, PHD acted as placement agent for our sale of 15,800 shares of Class C Preferred Stock (including 6,000 Class C shares in exchange for the $600,000 loan referred to above). For its services, we paid PHD $158,000 and issued 94,800 shares of our common stock.

       In February 2000 we entered into an agreement with Bobby Valentine, manager of the New York Mets', to serve as our celebrity spokesman and, as such, granted him a five-year warrant to purchase 70,000 shares of our common stock at an exercise price of $.01 per share. For its services in arranging the transaction, we granted PHD a five year warrant to purchase 70,000 shares of our common stock and MFC Marketing, Inc. a warrant to purchase 80,000 shares of our common stock, both warrants are exercisable at of $.01 per share. And to one person for legal services provided in such transaction, a warrant to purchase 2,000 shares exercisable at of $.01 per share.

       We have a note payable, dated August 1, 1996, to Advanced Testing Technologies, Inc. ("ATTI"). ATTI is a company whose stockholders are also stockholders in our company. The outstanding balance is $208,741, which bears interest at a rate of five percent per annum. Principal and interest payments are due on a quarterly basis beginning August 1, 1997, equal to ICS's net profit before taxes. Quarterly payments are $2,000. This note is due and payable on May 1, 2002. As of December 31, 1999 no payments have been made on this loan. Interest of $32,089 has accrued on this note. In addition, we have received from ATTI working capital advances amounting to $359,144 as of December 31, 1999. No interest has been accrued on these advances. These loans have been subordinated to our bank credit line.

      We guarantee a $100,000 loan payable by Mr. Keenan to the former stockholders of ICS.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

       (A) Exhibits Filed

            See Exhibit Index appearing later in this report.

       (B) Reports on Form 8-K

            None

                                   SIGNATURES




       In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    VILLAGEWORLD.COM, INC.


       Dated:    March 28, 2000
                                       By:/s/ Peter Keenan
                                          ----------------
                                       Peter Keenan, Chairman of the Board
                                       and President


       In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in capabilities and on the dates indicated.




  /s/Peter Keenan                         Chairman of the Board and             March 28, 2000
-------------------------------           President
     Peter Keenan


 /s/ Robert Appel                         Chief Executive Officer
-------------------------------
     Robert Appel                                                               March 28, 2000


  /s/Edilberto Enriquez                   Treasurer and Chief
-------------------------------           Financial Officer
     Edilberto Enriquez                                                         March 28, 2000


 /s/David Levi                            Secretary and Director                March 28, 2000
-----------------------------
     David Levi


 /s/ Hector M. Gavilla                    Director                              March 28, 2000
-----------------------------
     Hector M. Gavilla


 /s/ Moshe Schwartz                       Director                              March 28, 2000
-----------------------------
     Moshe Schwartz


 /s/ Dr. Steven Levi                      Director                              March 28, 2000
-------------------
     Dr. Steven Levi

                     VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Index to Consolidated Financial Statements

Independent Auditors' Report ................................      22

Consolidated Balance Sheet as of December 31, 1999 ..........      23

Consolidated Statements of Operations for the years
 ended  December 31, 1999 and 1998 ..........................      24

Consolidated Statements of Stockholders' Equity for the years
 ended  December 31, 1999 and 1998 ..........................      25

Consolidated  Statements of Cash Flows for the years
 ended December 31, 1999 and 1998 ...........................      26

Notes to Consolidated Financial Statements ..................      27

INDEPENDENT AUDITORS' REPORT


Board of Directors
VillageWorld.com, Inc.
Bohemia, New York


We have audited the accompanying consolidated balance sheet of VillageWorld.com, Inc. and subsidiaries as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of VillageWorld.com, Inc. and subsidiaries as of December 31, 1999 and the results of its operations and its cash flows for each of the years in the two-year period then ended in conformity with generally accepted accounting principles.



/s/ Laurence Rothblatt & Company
Great Neck, New York
March 22, 2000

                     VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               December 31, 1999

ASSETS
Current Assets:
Cash and cash equivalents                                                       $   800,561
Accounts receivable                                                                 494,820
Inventory                                                                            96,791
Refundable income taxes                                                             126,000
Current assets attributable to discontinued operations                               21,891
Prepaid expenses and other current assets                                           129,094
                                                                                -----------
     Total Current Assets                                                         1,669,157

Fixed assets, net of accumulated depreciation                                       325,285
Intangible assets, net of accumulated amortization                                2,694,252
Deferred tax asset                                                                   28,400
Other assets attributable to discontinued operations                                101,371
Security deposits and other assets                                                   13,230
                                                                                -----------
     TOTAL                                                                      $ 4,831,695
                                                                                ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Note payable - bank                                                             $   200,000
Accounts payable and accrued expenses                                               411,693
Deferred income                                                                      49,520
Current liabilities attributable to discontinued operations                         615,489
Other current liabilities                                                            63,551
                                                                                -----------
     Total Current Liabilities                                                    1,340,253

Loans payable                                                                       567,885
Security deposits payable                                                             2,316
                                                                                -----------
     Total Liabilities                                                            1,910,454
                                                                                -----------

Stockholders'  Equity:

Convertible Class B preferred stock; $.001 par value; 1,000,000 shares
authorized; 508,152 shares issued and outstanding                                       508

Convertible Class C preferred stock; $.001 par value; 25,000 shares
authorized; 15,800 shares issued and outstanding                                     15,800

Common stock; $.001 par value; 200,000,000 shares authorized; 17,404,584
shares issued                                                                        17,405
Additional paid in capital                                                        4,581,815
Accumulated deficit                                                              (1,629,663)
Treasury stock (65,279 shares at cost)                                              (64,624)
                                                                                -----------
     Total stockholders' equity                                                   2,921,241
                                                                                -----------
     TOTAL                                                                      $ 4,831,695
                                                                                ===========


    The accompanying notes are an integral part of the financial statements.

                     VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                          Year Ended December 31,
                                                                                      --------------------------------
                                                                                          1999                1998
                                                                                      ------------         -----------
REVENUES:
Subscription services                                                                 $    373,154         $   418,712
Hardware sales                                                                             665,218                  --
Installation services                                                                       98,468                  --
Other                                                                                      139,275                  --
                                                                                      ------------         -----------
     Total Revenues                                                                      1,276,115             418,712
                                                                                      ------------         -----------


COSTS AND EXPENSES:
Cost of sales                                                                              952,333             198,733
Selling, general and administrative                                                        961,061             118,361
Amortization of excess of cost over fair value of net assets acquired                      141,758                  --
Interest expense, including $475,000 attributable to reduction in stated debt
   principal arising from issuance of stock purchase warrants                              587,753                  --
                                                                                      ------------         -----------

     Total costs and expenses                                                            2,642,905             317,094
                                                                                      ------------         -----------

Income (loss)  from operations
     before income taxes                                                                (1,366,790)            101,618

Provision (credit) for income taxes                                                       (131,900)             31,200
                                                                                      ------------         -----------

Net income (loss)                                                                     $ (1,234,890)        $    70,418
                                                                                      ============         ===========

Net income (loss) attributable to common stockholders                                 $ (1,511,390)        $    70,418
                                                                                      ============         ===========


Basic and diluted net income (loss) per common share                                  $      (0.02)        $        --
                                                                                      ============         ===========

Basic and diluted weighted average common shares outstanding, giving effect to
the conversion to common stock of all Class B Preferred Stock outstanding               63,269,036          39,372,221
                                                                                      ============         ===========


    The accompanying notes are an integral part of the financial statements.

                     VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                               Class B               Class C
                                                          Preferred Stock        Preferred Stock              Common Stock
                                                        -----------------    -----------------------    --------------------------
                                                        Shares     Amount      Shares        Amount         Shares         Amount
                                                        -------   -------    ----------    ---------    -----------    -----------
Balance, January 1, 1998                                     --   $    --            --    $      --          1,000    $     1,000

Net income                                                   --        --            --           --             --             --
                                                        -------   -------    ----------    ---------    -----------    -----------

Balance, December 31, 1998                                   --        --            --           --          1,000          1,000

Exchange of VillageNet pre-merger
shares for shares of the Company                        254,076       254                                 4,308,733          3,309

Reverse acquisition of Big City                                                                           7,964,504          7,965

Purchase of ICS                                         254,076       254                                 4,309,733          4,310


Stock and warrants (converted) issued for services                                                          536,455            537

Private placement                                                                   158       15,800

Stock and warrants (converted) issued in
connection with bridge loans and
repayment thereof                                                                                           284,159            284

Beneficial conversion of preferred stock

Net loss                                                     --        --            --           --             --             --
                                                        -------   -------    ----------    ---------    -----------    -----------

Balance, December 31, 1999                              508,152   $   508           158    $  15,800     17,404,584    $    17,405
                                                        =======   =======    ==========    =========    ===========    ===========



                                                         Additional        Treasury Stock
                                                          Paid-In       ----------------------       Accumulated
                                                           Capital        Shares        Amount          Deficit            Total
                                                         ----------     -------       --------       -----------       -----------
Balance, January 1, 1998                                 $       --          --       $     --       $  (188,691)      $  (187,691)

Net income                                                       --          --             --            70,418            70,418
                                                         ----------     -------       --------       -----------       -----------

Balance, December 31, 1998                                       --          --             --          (118,273)         (117,273)

Exchange of VillageNet pre-merger
shares for shares of the Company                             (3,563)                                                             0

Reverse acquisition of Big City                            (787,196)    (65,279)       (64,624)                           (843,855)

Purchase of ICS                                           2,572,960                                                      2,577,524


Stock and warrants (converted) issued for services          639,463                                                        640,000

Private placement                                         1,314,256                                                      1,330,056

Stock and warrants (converted) issued in
connection with bridge loans and
repayment thereof                                           569,395                                                        569,679

Beneficial conversion of preferred stock                    276,500                                     (276,500)                0

Net loss                                                         --          --             --        (1,234,890)       (1,234,890)
                                                         ----------     -------       --------       -----------       -----------

Balance, December 31, 1999                               $4,581,815     (65,279)      $(64,624)      $(1,629,663)      $ 2,921,241
                                                         ==========     =======       ========       ===========       ===========


    The accompanying notes are an integral part of the financial statements.

                     VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   Year Ended December 31,
                                                                                -----------------------------
                                                                                   1999              1998
                                                                                -----------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from operations                                               $(1,234,890)        $  70,418
                                                                                -----------         ---------

Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization                                                   191,941            21,216
    Stock issued in lieu of interest                                                 94,679                --
    Interest imputed on bridge loans                                                475,000                --
    Stock issued for services                                                       178,750                --
    Deferred taxes                                                                   12,800             8,900
    (Increase) Decrease in:
         Accounts receivable                                                        199,720           (32,664)
         Inventory                                                                  (49,602)               --
         Refundable income taxes                                                   (126,000)               --
         Current assets attributable to discontinued operations                     137,629                --
         Prepaid expenses and other current assets                                  (84,289)           22,300
         Other  assets attributable to discontinued operations                      347,290                --
    Increase (Decrease) in:
         Accounts payable and accrued expenses                                       61,600           (19,117)
         Related party advances(repayments)                                         (28,516)           37,326
         Deferred revenue                                                             8,735            24,785
         Current liabilities attributable to discontinued operations               (942,354)               --
         Other current liabilities                                                   36,892                --
                                                                                -----------         ---------
    Total adjustments                                                               514,275            62,746
                                                                                -----------         ---------
    Net cash provided (used) by operating activities                               (720,615)          133,164
                                                                                -----------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Cash acquired in merger                                                         139,306                --
    Increase in deposits                                                              3,403               201
    Purchase of fixed assets                                                       (139,426)          (65,085)
                                                                                -----------         ---------
Net cash provided (used) by investing activities                                      3,283           (64,884)
                                                                                -----------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from note payable                                                      120,000                --
    Private placement, net of issue costs of $249,944 and
     bridge loan repayment of $600,000                                              730,056                --
    Proceeds from bridge financing                                                  600,000                --
    Proceeds(repayment) of loans payable                                             45,940           (48,075)
                                                                                -----------         ---------
Net cash provided (used) by financing activities                                  1,495,996           (48,075)
                                                                                -----------         ---------

NET INCREASE (DECREASE) IN CASH                                                     778,664            20,205
Cash, beginning of period                                                            21,897             1,692
                                                                                -----------         ---------
Cash, end of period                                                             $   800,561         $  21,897
                                                                                ===========         =========


    The accompanying notes are an integral part of the financial statements.

                     VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)


                                                                                    Year Ended December 31,
                                                                                   -------------------------
                                                                                       1999            1998
                                                                                   -----------         ----
SUPPLEMENTAL DISCLOSURES OF NON CASH ACTIVITIES:

    Cash paid during the year for:
      Interest                                                                     $    10,197         $ --
      Income taxes                                                                       7,004          380


SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES:

    On July 1, 1999 the Company issued 254,076 shares of Preferred Stock and
      12,274,237 shares of Common Stock in a merger
        Excess of fair value over net assets acquired in merger                    $ 2,835,173
        Preferred stock                                                                   (254)
        Common stock                                                                   (12,275)
        Additional paid in capital                                                  (1,834,617)
        Treasury stock                                                                  64,624
        Accounts receivable                                                            651,086
        Inventory                                                                       47,189
        Current assets attributable to discontinued operations                         159,520
        Prepaid expenses and other current assets                                       44,085
        Fixed assets                                                                    94,478
        Other assets attributable to discontinued operations                           448,661
        Security deposits and other assets                                              15,736
        Note payable - bank                                                            (80,000)
        Accounts payable and accrued expenses                                         (325,773)
        Current liabilities attributable to discontinued operations                 (1,557,843)
        Other current liabilities                                                      (26,659)
        Loans payable                                                                 (516,531)
        Deferred taxes                                                                  (6,600)


    The accompanying notes are an integral part of the financial statements.

VILLAGEWORLD.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


NOTE A - MERGER

VillageWorld.com, Inc. is the successor consolidated entity formed by the merger on July 1, 1999, of Big City Bagels, Inc. ("Big City"), VillageNet, Inc. ("VillageNet") and Intelligent Computer Solutions, Inc. ("ICS"). VillageNet was incorporated in New York on June 6, 1995, ICS was incorporated in New York on October 21, 1994. The Company was incorporated in New York on December 21, 1992. Subsequent to the merger, Big City, Inc., a publicly held company, and the legally surviving parent company, changed its name to VillageWorld.com, Inc.

To effect the merger Big City issued 8,619,466 shares of Common Stock and 508,152 shares of Class B Preferred Stock to the stockholders of VillageNet and ICS. The transaction was accounted for as an acquisition of Big City and ICS by VillageNet, as the former shareholders of VillageNet own a majority of the shares of the combined companies as of the completion of the transaction. In addition, as Big City is discontinuing its bagel business, the reverse acquisition of Big City was treated as a purchase with the issuance of common stock and options to purchase common stock to the pre-merger shareholders and option holders of Big City in exchange for the net asset deficiency of Big City, valued at the fair value of the net asset deficiency assumed. The acquisition of ICS was accounted for as a purchase with the securities issued as consideration for ICS valued at $2,577,524; such fair value determination by the Company being in part based on the opinion of an independent appraiser. The financial statements reflect the operations of VillageNet for the year ended December 31, 1999 and 1998 and ICS for the period July 1, 1999 to December 31, 1999. The decision to dispose of the bagel operations was made prior to the merger. In accordance with Accounting Principles Board Opinion No. 30 the results of the discontinued operations of Big City were accrued at June 30, 1999 (see note D(8)).


NOTE B - NAME CHANGE

At a stockholders' meeting held December 30, 1999, the stockholders voted to amend the Certificate of Incorporation, changing the name from Big City Bagels, Inc. to VillageWorld.com, Inc. ("VWI" or "the Company").

NOTE C - THE COMPANY AND BASIS OF PRESENTATION

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

All significant intercompany balances are eliminated in consolidation.

Prior to the merger, management adopted a plan to discontinue the bagel operations. The Company is in the process of closing its commissary operations, which supplies bagel products to franchise stores. The Company is also entering into separation agreements with existing franchisees' to terminate their prior franchise agreements. The Company expects to close its bagel operations by the end of the first quarter in the year 2000 (see Note D(8)).

VILLAGEWORLD.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.    INVENTORY:

      Inventory is stated at the lower of cost (first-in, first-out) or market.

2.    DEPRECIATION:

      Fixed assets are stated at cost, less accumulated depreciation. The fair value of assets acquired in business combinations is recognized as the new cost basis. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets.

3.    CASH AND CASH EQUIVALENTS:

      The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

4.    USE OF ESTIMATES:

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

5.    FAIR VALUE OF FINANCIAL INSTRUMENTS:

      The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, notes and loans payable, accrued expenses and capitalized lease obligations approximate fair value due to their short-term nature or their underlying terms.

6.    STOCK-BASED COMPENSATION:

      The Company accounts for stock-based compensation pursuant to Statement of Financial Accounting Standards No. 123, ("SFAS No. 123"). The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB No. 25 in accounting for its stock option incentive plans (see Note M).

VILLAGEWORLD.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


7.    EARNINGS (LOSS) PER COMMON SHARE:

      The Company calculates earnings (loss) per share pursuant to Statement of Financial Accounting Standards No. 128 "Earnings Per Share," which requires the presentation of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share include the dilutive effects of such securities, except when they are anti-dilutive.

      In 1999, the net loss is increased by the beneficial conversion feature of the preferred stock to derive net loss attributable to common stockholders. Due to the fact that there is neither an economic benefit for not converting, nor an economic detriment from converting the Class B Preferred Stock, the per share calculation assumes conversion of all outstanding Class B Preferred Stock. for both periods presented.

8.    DISCONTINUED OPERATIONS:

      In 1999, prior to the merger, management of the Company's predecessor determined to discontinue the bagel operations. In accordance with Accounting Principle Board Opinion No. 30, losses from such discontinued operations as well as any future related losses to be incurred on the ultimate disposition of the remaining assets are accrued/accruable at the date the decision to discontinue is made. Since the bagel operations were those of the predecessor, all actual losses incurred and estimated to be incurred through the disposal of the operations have been accrued as of June 30, 1999 in order to correctly allocate acquisition costs and values at such date in accordance with Financial Accounting Standard No. 38. Accordingly, discontinued operations are not reflected in the accompanying statement of operations for the year ended December 31, 1999, as they have been accrued at June 30, 1999, the date immediately prior to the acquisition of the predecessor company (see Note O re: Fourth Quarter Adjustments).


NOTE E - PRO FORMA FINANCIAL STATEMENTS

      The following summarizes unaudited, pro forma results of operations assuming that the merger described in Note (A) occurred as of the beginning of the earliest year presented:

                                         Year Ended December 31,
                                         1999                1998
                                     -----------         -----------
Net sales (1)                        $ 2,967,145         $ 6,491,363
Net loss (2)                          (1,178,375)           (145,150)
Net loss per common share (3)              (0.01)               0.00

      (1) Included in net sales for the year ended December 31, 1998 are revenues of approximately $2,280,000 relating to one school contract that was completed.

      (2) The pro-forma results exclude results from discontinued operations for each of the years then ended.

      (3) The net loss per common share gives effect to the conversion to common stock of all Class B Preferred Stock outstanding.

VILLAGEWORLD.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998



NOTE F - FIXED ASSETS

Fixed assets consist of the following:


                                                                       Life
Furniture and fixtures                                 $ 23,921        5-7 years
Internet equipment                                      305,183        5 years
Office equipment                                         78,903        5-7 years
Auto                                                      4,393        5 years
                                                       --------

                                                        412,400
Less accumulated depreciation and  amortization          87,115
                                                       --------
                                                       $325,285
                                                       ========


NOTE G - INTANGIBLE ASSETS

Intangible assets at cost, are amortized using the straight-line method and consist of the following:


                                                            Life
Goodwill                              $    2,835,173        10 years
Trademark costs                                1,179        15 years
                                      --------------

                                           2,836,352
Less accumulated amortization                142,100
                                      --------------
                                      $    2,694,252
                                      ==============

NOTE H - NOTE PAYABLE

The Company has a revolving line of credit with a bank providing for a maximum borrowing of $200,000. Interest is payable monthly at prime plus two percent, maturing April 30, 2000. This credit line is secured by the Company's assets and guaranteed by certain stockholders of the Company.


NOTE I - LOANS PAYABLE

The Company has a note payable, dated August 1,1996, to a related party. The outstanding balance is $208,741, which bears interest at a rate of five percent per annum. Principal and interest payments are due on a quarterly basis, equal to the ICS's pre-tax income. Quarterly payments are $2,000. This note is due and payable on May 1, 2002. As of December 31, 1999 no payments have been made on this loan. Interest of $32,089 has accrued on this note. In addition the Company has received from this same related party working capital advances amounting to $359,144 as of December 31, 1999. No interest has been accrued on these advances. These loans have been subordinated to the bank credit line.

VILLAGEWORLD.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


NOTE J - COMMITMENTS

1.) Operating leases:

The Company leases office locations under various operating leases which expire between December 2000 and March 2002. Future minimum rental payments as of December 31, 1999 are as follows:

                         Year Ending
                         December 31,         Amount
                         ------------         ------
                         2000               $  90,800
                         2001                  71,400
                         2002                  11,500
                                            ---------
                                            $ 173,700
                                            =========

Additionally, the Company remains obligated under an operating lease for a store that was sold by its predecessor to a third party in 1998, in the event that the acquirer defaults on the lease. The lease expires in October 2005 and requires monthly payments of $4,666 through October 2001 and $5,086 through October 2005. At December 31, 1999, the Company has not been informed that the lease is in default.

Rent expense for the years ended December 31, 1999 and December 31, 1998 was $35,499 and $18,738, respectively.


2.) Employment agreement:

The Company has an employment agreement with the President of the Company which provides for compensation at the rate of $50,000 per year. This amount may be increased annually by the Board of Directors up to a maximum of $125,000 per year, provided there is an additional employee(s), designated by two members of the Board, added to the company's payroll who will be paid an annual salary equal to any excess amount over $50,000 per year paid to the President (see Note
P).

NOTE K - INCOME TAXES


The provision (credit) for income taxes consists of:

                                      1999            1998
                                      ----            ----
Current:
         Federal                 $  (143,700)       $ 14,000
         State                        (1,000)          8,300
Deferred:
         Federal                       8,700           6,700
         State                         4,100           2,400
                                 -----------        --------

Total                            $  (131,900)       $ 31,400
                                 ===========        ========

VILLAGEWORLD.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


NOTE K - INCOME TAXES (CONTINUED)


A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

Federal statutory rate                         $(478,800)        $ 36,700
Federal statutory rate differential               21,800          (12,500)
State taxes, net of federal benefit             (116,100)           7,000
Items providing no carryforward benefit          441,200                0
                                               ---------         --------

Total                                          $(131,900)        $ 31,200
                                               =========         ========

As of December 31, 1999, the Company has net operating loss carryforwards of approximately $481,000 for tax purposes, which will be available to offset future taxable income. If not used, these carryforwards will expire through 2019.


Deferred income taxes reflect the net tax effects of a net operating loss. Significant components of the Company's deferred tax asset at December 31, consists of the following:

                                                  1999              1998
                                               ---------         ---------
Deferred tax assets:
      Net operating loss carryforwards         $ 481,000         $ 105,300
      Loss carry forward utilization                   0           (22,300)
      Valuation allowance for deferred assets   (424,300)          (26,300)
                                               ---------         ---------
                                                  56,700            56,700
Deferred tax liabilities:
      Property and equipment                     (28,300)           (8,900)
                                               ---------         ---------

Net deferred tax asset                         $  28,400         $  47,800
                                               =========         =========

NOTE L - EMPLOYEE BENEFIT PLAN

The Company has a savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company matches one third of each employee's contributions to a maximum matching contribution of 2% of the employee's earnings. The Company's pension expense was $7,640 and $845 for the years ended December 31, 1999 and 1998, respectively.

VILLAGEWORLD.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


NOTE M - COMMON STOCK

1.) Stock options:

Neither VillageNet nor ICS has granted any stock options to its employees. At July 1, 1999, 33,780 options granted by the Company's predecessor were outstanding. These options remain outstanding at December 31, 1999 as follows:

      (a) 1998 Performance Equity Plan:

The Company's 1998 Performance Equity Plan (the "1998 Plan") provides for the issuance of up to 400,000 shares of common stock to employees, officers, directors and consultants. The awards may consist of incentive stock options, nonqualified options, restricted stock awards, deferred stock awards, stock appreciation rights and other awards as described in the 1998 Plan. Vesting periods are determined by the board of directors.

At December 31, 1999, options for 175,000 shares of common stock were available for future grant under the 1998 Plan.


      (b) 1996 Performance Equity Plan:

The Company's 1996 Performance Equity Plan (the "1996 Plan") provides for the issuance of awards of up to 70,000 shares of common stock to employees, officers, directors and consultants. The awards, which generally vest over four years, may consist of incentive stock options, nonqualified options, restricted stock awards, deferred stock awards, stock appreciation rights and other awards as described in the 1996 Plan. At December 31, 1999, the Company has reserved 62,012 shares of common stock for issuance under the 1996 Plan.

The following table summarizes information about stock options outstanding and exercisable at December 31, 1999:

                                  Number                            Number      Expiration
          Grant Date           Outstanding     Exercise Price     Exercisable      Date
                               -----------     --------------     -----------      ----
           3/31/99                10,000         $  0.9375             10,000     3/30/09
           4/22/98                   480            3.125                 120     4/21/08
           3/31/98                 8,000            4.6875              8,000     3/30/08
           12/15/97                2,100           10.00                1,050     12/15/07
           3/31/96                 3,000           20.00                3,000     3/30/06
           3/31/97                10,000           26.875              10,000     3/30/07
           7/11/96                   200           42.30                  200     7/10/06
                                  ------                               ------

                                  33,780                               32,370
                                  ======                               ======
  Weighted-average
  exercise price                  $12.04                               $12.20
                                  ======                               ======

At December 31, 1999, options for 28,232 shares of common stock were available for future grant under the 1996 Plan.

      (c) In May 1999, management of the Company's predecessor made a grant of 50,000 five year options, outside of any of our Performance Equity Plans, to Mark Weinreb. These options have an exercise price ranging from $0.48 to $1.00.

VILLAGEWORLD.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


NOTE M - COMMON STOCK (CONTINUED)


2.) Warrants

      As at December 31, 1999, the following warrants were outstanding:

                                       Shares Reserved
                                        For Issuance      Exercise Price        Expiration Date
                                        ------------      --------------        ---------------
     Class A Warrants                      481,250            $12.50            May 7, 2000
     Placement Agent Warrants               15,000            $25.00            December 30, 2002
     Placement Agent Warrants               25,000            $6.5625           December 30, 2002
     Other Warrants                          4,000          $5.00-$8.75         April 30, 2003


NOTE N - PREFERRED STOCK

On December 30, 1999, the Company completed a private placement in which it received net proceeds of $1,330,056 less the repayment of $600,000 of bridge financing notes owed by the Company, through the sale of 15,800 shares of Class C preferred stock. In lieu of interest owed on the bridge loans, 189,359 shares of common stock were issued to the debt holders.

The bridge loan financing which preceded the private placement including warrants to purchase 375,000 shares of the Company's common stock. These warrants had a fair value at the time of issuance of $475,000, recognition of which reduced the stated value of the debt principle to $125,000. When the bridge loans were repaid from the proceeds of the private placement, the resulting additional(imputed) interest expense of $475,000 was recognized.


The preferred stock accrues dividends at the rate of 6% per annum, payable in cash or in shares of common stock at the election of the Company on the date the preferred stock is converted into shares of common stock. The preferred stock and dividends accrued are convertible into shares of the Company's common stock by dividing the $100 purchase price for each Class C Preferred share by the lower of $1.404, or an amount equal to a discount, ranging from 75% to 82 -1/2% (depending on the time the holder elects to convert) from the average of the closing bid prices for the Company's common stock during the five trading days prior to the holders election to convert. The amount of such discount may be increased if the Company has not registered, under the Securities Act, the common stock into which the Class C Preferred shares are convertible, for public sale by May 26, 2000.

Due to the beneficial conversion feature of the preferred stock, the Company recorded a charge of $276,500 to retained earnings (accumulated deficit) on December 31, 1999, with a credit of like amount to additional paid-in capital.

VILLAGEWORLD.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998



NOTE O - FOURTH QUARTER ADJUSTMENTS (UNAUDITED)

      In accordance with Accounting Principles Board Opinion No. 30 and Financial Accounting Standard No. 38, the loss from discontinued operations incurred by the Company's predecessor has been accrued at June 30, 1999. Such loss, in the amount of $965,374 had not been accrued when the Company reported its second quarter Form 10-QSB. Accordingly under the appropriate reporting no loss from discontinued operations would have been presented at September 30, 1999. Such amount was previously reported as $531,238.

Certain other items including stock-based severance compensation and a portion of the additional interest expense related to the bridge loan have also been corrected. In addition, $461,250 of additional stock-based merger related costs have been identified and added to goodwill. Lastly the Company has downwardly revised their estimate of the useful life of goodwill from 15 to ten years.

Had the above accounting been followed at September 30, 1999 the results of operations for the nine and three months ended September 30, 1999 would have shown the following (amounts that were reported are shown for comparison):

                                                 September 30, 1999                 September 30, 1999
                                               As originally reported                  As corrected
                                               ----------------------                  ------------
                                           Nine Months       Three Months       Nine Months         Three Months
                                           -----------       ------------       -----------         ------------
Amortization of goodwill                    $  39,565         $  39,565         $    70,879         $    70,879
Interest expense                               14,020            12,736             106,520             105,236
Other items of continuing operations          922,545           739,101           1,086,528             903,084
                                            ---------         ---------         -----------         -----------
Total costs and expenses from
continuing operations                         976,130           791,402           1,263,927           1,079,199

Loss from discontinued operations            (531,238)         (531,238)                  0                   0
                                            ---------         ---------         -----------         -----------
Net loss                                    $(632,846)        $(626,026)        $  (389,405)        $  (382,585)
                                            =========         =========         ===========         ===========

Per share data:
Continuing operations                       $   (0.01)        $   (0.01)        $     (0.05)        $     (0.02)
Discontinued operations                         (0.06)            (0.03)                N/A                 N/A
                                            ---------         ---------         -----------         -----------
Net loss                                    $   (0.07)        $   (0.04)        $     (0.05)        $     (0.02)
                                            =========         =========         ===========         ===========

The per share data above does not give effect to the conversion of the Class B Preferred Stock.


NOTE P - SUBSEQUENT EVENT (UNAUDITED)

On March 28, 2000, the Company signed a letter of intent with Millenium Development Group, LLC ("MDG"), an investment group, whereby MDG proposed to purchase 500,000 shares of the Company's common stock and 500,000 five year warrants, with an exercise price of $1.90 per share, for $500,000. This investment in common stock and warrants would be subject to certain restrictions on the trading of the common stock purchased. In addition, MDG proposed to purchase for $2,500,000 an additional 2,500,000 shares of common stock with an equal number of five year warrants, at various exercise levels. This investment will be subject to a 45 day due diligence period by MDG of the Company, during which time the Company would agree not to raise capital from any other sources.

VILLAGEWORLD.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998


NOTE P - SUBSEQUENT EVENT (UNAUDITED) (CONTINUED)

In January and February 2000 the Company issued an aggregate of 1,020,120 shares of its common stock to twelve persons who elected to convert their shares of the Company Class C preferred stock into common stock. Such shares were converted based on the conversion formulas in the designation of preferences for the Class C preferred stock.

In February 2000 the Company issued 11,111 shares of its common stock to an attorney in payment of $10,000 for legal services rendered by such attorney for the Company.

In February 2000 the Company granted five-year warrants to four persons to purchase an aggregate of 152,000 shares of the Company's common stock at an exercise price of $0.01 per share for the following services:

      (1) to one person, for acting as a public spokesman for the Company, a warrant to purchase 70,000 shares;

      (2) To PHD and MFC Marketing, Inc. for arranging the transaction with the spokesman, warrants to purchase an aggregate of 80,000 shares; and

      (3) to one person for legal services provided in such transaction, a warrant to purchase 2,000 shares.

In March 2000 the Company issued an aggregate of 105,000 shares of its common stock to three persons in settlement of their claims against the Company arising from the Company's discontinued bagel franchising operations.

On March 13, 2000, we entered into a memorandum of understanding with Mr. Robert Appel pursuant to which he became our Chief Executive Officer. The memorandum provides for employment on a full-time basis and contains provisions that Mr. Appel will not compete or engage in a business competitive with our current or anticipated business until twelve months after the termination of his agreement. The memorandum provides for a base salary of $75,000 per annum and we have granted him a five-year option to purchase 300,000 shares of our common stock at an exercise price of $.01 per share and vesting rights being negotiated.

       ITEM 27.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULE


       Exhibit
       Number
       ------
       3.1          Restated Certificate of Incorporation (1)

       3.2          Amendment to Certificate of Incorporation filed December
                    29, 1999 (2)

       3.3          Amendment to Certificate of Incorporation filed December
                    31, 1999 (2)

       3.4          Bylaws of the Company (4)

       4            Agreement by and between the Company and Ultrastar Internet
                    Services, LLC (*)

       10.4         Employment Agreement by and between the Company and Peter
                    Keenan (*)

       10.5         1996 Performance Equity Plan (1)

       10.6         1998 Performance Equity Plan (3)

       16           Letter on change in certifying accountants (5)

       21           Subsidiaries of the Company (*)

       22           Published Report Regarding Matters Submitted to Vote of
                    Security Holders (6)

       23           Consent of Independent Auditors (*)

       27           Financial Data Schedule (*)

       ----------

      (*) Filed herewith

      (1) Filed with the Company's Registration Statement on Form SB-2 (No. 333-2154) declared effective on May 7, 1996 and incorporated by reference.

      (2) Filed with the Company's Form 8-K filed on December 30,1999 and incorporated by reference.

      (3) Filed with Form S-8 (Reg. No. 333-80373) filed with the Commission on June 10, 1999 and incorporated by reference.

      (4) Filed with the Company's Form 10-KSB (No. 000-28058) on March 31, 1999 and incorporated by reference.

      (5) Filed with the Company's Form 8-KA filed on January 14, 2000 and incorporated by reference.

      (6) Filed Definitive Proxy Statement on December 2, 1999 and incorporated by reference.