Form 10QSB
period 2000-03-31
VILLAGEWORLD COM INC
filed 2000-05-12
CIK 1006708

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

   X     Quarterly report Section 13 or 15(d) of the Securities Exchange Act of
   -     1934 for the quarterly period ended March 31, 2000
                                             --------------

         Transition report pursuant to Section 13 or 15(d) of the Securities
   ---   Exchange Act of 1934

         For the transition period from                        to
                                        ----------------------    -------------

                         Commission File number 0-28058
                                                -------

                             VILLAGEWORLD.COM, INC.
                             ----------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

                  New York                                                   11-3137508
                  --------                                                   ----------
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

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: At May 9, 2000, the issuer had outstanding 19,192,957 shares of Common Stock, par value $.001 per share. (Assuming the conversion of all outstanding Class B Preferred Stock the outstanding common stock at May 9, 2000 would increase to 89,464,179 shares).

                             VILLAGEWORLD.COM, INC.
                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION

                          QUARTER ENDED MARCH 31, 2000

                              ITEMS IN FORM 10-QSB


                                                                                                 PAGE
                                                                                                 ----

PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements                                                           3

Item 2.           Management's Discussion and Analysis of Financial

                  Condition and Results of Operations                                            10

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings                                                              None

Item 2.           Changes in Securities and Use of Proceeds                                      13

Item 3.           Defaults Upon Senior Securities                                                None

Item 4.           Submission of Matters to a Vote of Security Holders                            None

Item 5.           Other Information                                                              None

Item 6.           Exhibits and Reports on Form 8-K                                               14



SIGNATURES                                                                                       15

                     VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                  March 31, 2000   December 31, 1999
                                                                                  --------------   -----------------
                                                                                   (Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents                                                            $    74,350        $   800,561
Accounts receivable                                                                      500,472            494,820
Inventory                                                                                171,658             96,791
Refundable income taxes                                                                  126,000            126,000
Current assets attributable to discontinued operations                                    23,073             21,891
Prepaid expenses and other current assets                                                158,722            129,094
                                                                                     -----------        -----------
    Total Current Assets                                                               1,054,275          1,669,157

Fixed assets, net of accumulated depreciation                                            329,225            325,285
Intangible assets, net of accumulated amortization                                     2,623,353          2,694,252
Deferred tax asset                                                                        28,400             28,400
Other assets attributable to discontinued operations                                     101,371            101,371
Security deposits and other assets                                                       102,815             13,230
                                                                                     -----------        -----------
    TOTAL                                                                            $ 4,239,439        $ 4,831,695
                                                                                     ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Note payable - bank                                                                  $    70,000        $   200,000
Accounts payable and accrued expenses                                                    514,966            411,693
Deferred income                                                                           54,022             49,520
Current liabilities attributable to discontinued operations                              278,165            615,489
Other current liabilities                                                                 37,063             63,551
                                                                                     -----------        -----------
    Total Current Liabilities                                                            954,216          1,340,253

Loans payable                                                                            570,494            567,885
Accrued preferred stock accumulative dividends                                            17,850                  -
Security deposits payable                                                                  2,316              2,316
                                                                                     -----------        -----------
    Total Liabilities                                                                  1,544,876          1,910,454
                                                                                     -----------          ---------

Stockholders' Equity:

Convertible Class B preferred stock; $.001 par value; 1,000,000 shares
authorized; 508,152 shares issued and outstanding                                            508                508
Convertible (redeemable at $117.50) Class C preferred stock; $.001 par value;
25,000 shares au12orized; 11,900 and 15,800 shares issued at March 31, 2000 and
December 31, 1999. (Note E)                                                                   12                 16

Common stock; $.001 par value; 200,000,000 shares authorized; 18,737,815 and
17,404,584 shares issued at Marc17,4052000 and December 31, 1999.                         18,738             17,405
Additional paid in capital                                                             4,766,770          4,597,599
Stock subscription receivable                                                             (1,520)                 -
Accumulated deficit                                                                   (2,025,321)        (1,629,663)
Treasury stock (65,279 shares at cost)                                                   (64,624)           (64,624)
                                                                                     -----------        ------------
    Total stockholders' equity                                                         2,694,563          2,921,241
                                                                                     -----------        -----------

    TOTAL                                                                            $ 4,239,439        $ 4,831,695
                                                                                     ===========        ===========
                                                                                               -                  -

The accompanying notes are an integral part of the financial statements       3

                     VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                        2000               1999
                                                                                 -----------------  -----------------
REVENUES:
Subscription services                                                                   $   91,581            $87,754
Hardware sales                                                                             179,820                  -
Installation services                                                                      122,024                  -
Other                                                                                       17,940                  -
                                                                                        -----------           -------
     Total Revenues                                                                        411,365             87,754
                                                                                        -----------           -------


COSTS AND EXPENSES:
Cost of sales                                                                              247,364             56,331
Selling, general and administrative                                                        467,659             25,592
Amortization of excess of cost over fair value of net assets acquired                       70,879                  -
Interest expense                                                                             3,271                887
                                                                                        -----------           -------

     Total costs and expenses                                                              789,173             82,810
                                                                                        -----------           -------

Income (loss) from operations
     before income taxes                                                                   (377,808)            4,944

Provision (credit) for income taxes                                                               -             1,500
                                                                                        -----------           -------

Net income (loss)                                                                       $ (377,808)           $ 3,444
                                                                                        ===========           =======





Basic and diluted net income (loss) per common share                                    $        -            $     -
                                                                                        ===========           =======

Basic and diluted weighted average common shares outstanding, giving effect to
the conversion to common stock of all Class B Preferred Stock outstanding               88,583,627        39,372,221

The accompanying notes are an integral part of the financial statements       4

                     VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                               Class B               Class C
                                                           Preferred Stock       Preferred Stock
                                                          Shares     Amount     Shares    Amount
                                                          ------     ------     ------    ------

Balance, January 1, 2000                                 508,152      $ 508     15,800     $  16

Stock issued to satisfy accrued professional fees

Stock issued for promotional services

Stocks issued for franchise settlements

Preferred stock converted to
common stock                                                                    (3,900)       (4)

Stock issued in lieu of preferred stock dividend

Accrued preferred stock accumulative dividends

Net loss                                                       -          -          -         -
                                                        --------     ------    -------     -----

Balance, March 31, 2000                                  508,152      $ 508     11,900     $  12
                                                        ========     ======    =======     =====

                                                               -          -                    -


                        Additional       Stock
    Common Stock         Paid-In      Subscription      Treasury Stock       Accumulated
  Shares     Amount      Capital       Receivable     Shares      Amount       Deficit          Total
  ------     ------      -------       ----------     ------      ------       -------          -----

 17,404,584  $ 17,405    $ 4,597,599    $         -    (65,279)  $ (64,624)  $ (1,629,663)  $ 2,921,241

     11,111        11          9,989                                                             10,000

    152,000       152         94,848         (1,520)                                             93,480

    150,000       150         65,350                                                             65,500



  1,018,650     1,019           (441)                                                               574

      1,470         1           (575)                                                              (574)



                                                                                  (17,850)      (17,850)

         -         -              -              -          -           -        (377,808)     (377,808)
 ----------  ---------   ------------      ---------   --------  ----------  -------------  -----------

 18,737,815  $ 18,738    $ 4,766,770       $ (1,520)   (65,279)  $ (64,624)  $ (2,025,321)  $ 2,694,563
 ==========  =========   ============      =========   ========  ==========  =============  ===========

          -         -              -              -          -          -             -           -

The accompanying notes are an integral part of the financial statements        5

                     VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Three Months Ended March 31,
                                                                                            (Unaudited)

                                                                                       2000               1999
                                                                                 -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                      $ (377,808)           $ 3,444
                                                                                       -----------          --------

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
   Depreciation and amortization                                                           90,781              5,889
   Deferred promotional costs                                                               3,895
   (Increase) Decrease in:
        Accounts receivable                                                                (5,652)             5,049
        Inventory                                                                         (74,867)                 -
        Current assets attributable to discontinued operations                             (1,182)                 -
        Prepaid expenses and other current assets                                         (29,628)                 -
   Increase (Decrease) in:
        Accounts payable and accrued expenses                                             113,273             (4,491)
        Related party advances                                                                  -              2,115
        Deferred revenue                                                                    4,502             (7,567)
        Current liabilities attributable to discontinued operations                      (271,824)                 -
        Other current liabilities                                                         (26,488)            (2,977)
                                                                                         ---------          ---------
   Total adjustments                                                                     (197,190)            (1,982)
                                                                                         ---------          ---------
   Net cash provided (used) by operating activities                                      (574,998)             1,462
                                                                                         ---------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of fixed assets                                                               (23,822)            (4,696)
                                                                                         ---------          ---------
Net cash used by investing activities                                                     (23,822)            (4,696)
                                                                                         ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Repayment of note payable                                                             (130,000)                 -
   Proceeds(repayment) of loans payable                                                     2,609              4,695
                                                                                         ---------          --------
Net cash provided (used) by financing activities                                         (127,391)             4,695
                                                                                         ---------          --------

NET INCREASE (DECREASE) IN CASH                                                          (726,211)             1,461
Cash, beginning of period                                                                 800,561             21,897
                                                                                         ---------          --------
Cash, end of period                                                                      $ 74,350           $ 23,358
                                                                                         =========          ========


The accompanying notes are an integral part of the financial statements        6

                     VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                                                      Three Months Ended March 31,
                                                                                               (Unaudited)
                                                                                         2000               1999
                                                                                   -----------------  -----------------

SUPPLEMENTAL DISCLOSURES OF NON CASH ACTIVITIES:

   Cash paid during the year for:
      Interest                                                                              $ 3,271              $ 887
      Income taxes                                                                                -              4,688

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES:

   11,111 shares of common stock issued for payment of accounts payable:
      Accounts payable                                                                     $ 10,000

   150,000 shares of common stock issued for refund of franchise fees and store deposit:
      Franchise fees                                                                       $ 80,500
      Common stock                                                                             (150)
      Additional paid in capital                                                            (65,350)
                                                                                           ---------
        Cash paid                                                                          $ 15,000
                                                                                           =========

   152,000 shares of common stock deemed issued for
      deferred promotional agreement                                                       $ 93,480

   Cumulative $6 preferred stock dividend accrued                                          $ 17,850

The accompanying notes are an integral part of the financial statements

                     VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

(NOTE A) -        THE COMPANY AND BASIS OF PRESENTATION

                  The Company is a provider of Internet on-line services, offering its subscribers a wide variety of services including electronic mail, software, computing support, and easy access of the Internet. In addition, the Company provides small businesses with fully managed services that include Internet connections, remote dial access and Web hosting services. The Company also provides full service system integration specializing in high-end computer networking infrastructures, internet solutions, and Local and Wide Area Network installations

                  The information herein is unaudited. However, in the opinion of management, such information reflects all adjustments (consisting only of normal recurring accruals) necessary to make the financial statements not misleading. Additionally, in accordance with applicable standards for interim reporting, the accompanying financial statements do not include all disclosures in conformity with generally accepted accounting principles.

                  The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results of operations for the full year ending December 31, 2000. These statements should be read in conjunction with the Company's financial statements for the year ended December 31, 1999 appearing in the Company's Annual Report on Form 10-KSB.

(NOTE B) -        CONVERSION OF PREFERRED STOCK

                  During the quarter ended March 31, 2000, 3,900 shares of preferred stock were converted into 1,020,120 shares of the Company's common stock including 1,470 shares for cumulative preferred stock dividends aggregating $574.

(NOTE C) -        COMMON STOCK

                  In February 2000 the Company issued 11,111 shares of its common stock to an attorney in payment of $10,000 for legal services previously rendered by such attorney for the Company.

                  In February 2000 the Company granted five-year warrants to four persons to purchase an aggregate of 152,000 shares of the Company's common stock at an exercise price of $0.01 per share for the following services:

                      (1) to one person, for acting as a public spokesman for the Company, a warrant to purchase 70,000 shares;

                      (2) to two companies for arranging the transaction with the spokesman, warrants to purchase an aggregate of 80,000 shares; and

                      (3) to one person for legal services provided in such transaction, a warrant to purchase 2,000 shares.

                  In addition to the shares issued to the spokesman, the related promotional agreement provided for a cash fee of $30,000 per year payable each year in advance.

(NOTE C) -        COMMON STOCK (CONTINUED)

                  Due to the nominal amount of the exercise price, the Company has recognized the deemed issuance of these 152,000 shares at the fair value of the Company's common stock at the date of issuance, $0.625 per share. The excess of such fair value over the unpaid subscription receivable, $93,480 has been charged to a deferred cost account to be amortized over the two year term of the related promotional agreement.

                  In March 2000 the Company issued an aggregate of 150,000 shares of its common stock to five persons in settlement of their prior claims against the Company arising from the Company's discontinued bagel franchising operations.

                  On March 13, 2000, the Company entered into a memorandum of understanding with Mr. Robert Appel, pursuant to which he became our Chief Executive Officer. The memorandum provides for employment on a full-time basis and contains provisions that Mr. Appel will not compete or engage in a business competitive with our current or anticipated business until twelve months after the termination of the agreement. The memorandum provides for a base salary of $75,000 per annum and the grant of a five-year option to purchase 300,000 shares of the Company's common stock at an exercise price of $.01 per share, with vesting rights being negotiated.

(NOTE D) -        COMMON STOCK OPTIONS

                  Pursuant to the Company's 1996 Performance Equity Plan ("1996 Plan"), on March 31st of each calendar year during the term of the 1996 Plan, assuming there are enough shares then available for grant under the 1996 Plan, each person who is then a director of the Company will be awarded stock options to purchase 2,000 shares of common stock at the fair market value thereof (as determined in accordance with the 1996 Plan), all of which options are immediately exercisable as of the date of grant and have a term of ten years. These are the only awards which may be granted to a director of the Company under the 1996 Plan. On March 31, 2000, the directors of the Company received this automatic grant of options to purchase an aggregate of 10,000 shares of common stock at an exercise price of $2.3125 per share.

(NOTE E)-         RECLASSIFICATION

                  The stockholders' equity section of the December 31, 1999 balance sheet has been reclassified to reflect the actual par value of the Class C Preferred Stock.

(NOTE F) -        SUBSEQUENT EVENT

                  On April 17, 2000 the Company completed a private placement funding of $500,000 with Millenium Capital Partners, LLC ("MCP"), an investment group, whereby MCP purchased 666,667 shares of the Company's common stock and a five year warrant to purchase 666,667 shares of the Company's common stock at an exercise price of $1.00 per share, for an aggregate investment of $500,000. In addition, MCP proposed to invest an additional $2,500,000 in exchange for common stock and warrants at a discount from the market price. This proposed second round of financing will be subject to a 45 day due diligence period by MCP of the Company. In connection with such transaction the Company issued a five year warrant to Perrin, Holden and Davenport Capital Corp. to purchase 5,000 shares of the Company's common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

FORWARD-LOOKING STATEMENTS

     When used in the Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission, the words or phrases "will likely result,", "management expects" or "the Company expects," "will continue," "is anticipated," "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

RESULTS OF OPERATIONS

     Revenues for the three months ended March 31, 2000 were $411,365 compared to $87,754 for the three months ended March 31, 1999, an increase of $323,611 or 369%. This increase was primarily attributable to the addition of ICS sales of $319,784 for the three months ended March 31, 2000. Subscription service revenue increased by $3,827 for the three months ended March 31, 2000. This increase was primarily attributable to an increase in the number of subscribers and dedicated users.

     Cost of sales were $247,364, representing 60% of total revenues for the three months ended March 31, 2000, compared to $56,331 or 64% of total revenues for the three months ended March 31, 1999. This increase in cost of sales as a percentage of sales was primarily attributable to the addition of ICS's computer network business for the three months ended March 31, 2000. Cost of sales of ICS were $177,646, representing 56% of hardware sales and installation services for the three months ended March 31, 2000. Cost of sales of VillageWorld were $69,718 and $56,331, representing 76% and 64% of revenues for subscription services for the three months ended March 31, 2000 and 1999, respectively. VillageWorld has upgraded its backbone service and redundancy to ensure its connectivity. These costs increased without any significant increase in revenues. This was undertaken to position the Company for expansion of its internet business.

     Selling, general and administrative expenses (SG&A) were $467,659 for the three months ended March 31, 2000, an increase of 1727% from $25,592 for the three months ended December 31, 1999. This increase was primarily attributable to the addition of the SG&A expenses of ICS for the three months ended March 31, 2000. Of the total SG&A expenses, $175,024 represents VillageWorld and $292,635 represents ICS. There was an increase of $21,214 in professional fees of which $11,214 represents legal fees and $10,000 represents audit fees. Rent increased by $22,280 for office space acquired in the merger. There was an increase of approximately $10,900 in filing costs from the previous year.

     The net loss for the three months ended March 31, 2000 was $377,808 compared to net income of $3,444 for the three months ended March 31, 1999. The primary reasons for the increase in the current period loss were: (i) the incorporation of the results of operations of ICS amounting to a loss of $153,764; (ii) amortization expense of goodwill of $70,879; (iii) and higher payroll cost and benefits.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents at March 31, 2000 were $74,350 compared to $800,561 at December 31, 1999. This decrease in cash was primarily attributable to the funding of our net loss from operations and to pay liabilities associated with discontinued operations.

     Inventory increased to $171,658 at March 31, 2000 from $96,791 at December 31, 1999, due to equipment purchased for Commack School District Technology Implementation contract. Completion of this contract is expected by July 2000.

     Prepaid expenses and other current assets increased to $158,722 from $129,094 at December 31, 1999, due primarily to an increase in prepaid advertising.

     Security deposits and other assets increased to $102,815 at March 31, 2000 from $13,230 at December 31, 1999 attributable to the costs associated with securing the services of a celebrity spokesperson, which will be amortized over a two year period, the term of the contract.

     The combination of accounts payable and accrued expenses increased to $514,966 from $411,693 at December 31, 1999. This increase was primarily attributable to an increase in inventory for the Commack contract.

     Notes and loans payable decreased to $640,494 from $767,885 at December 31, 1999, primarily attributable to the repayment of $130,000 of bank loans.

     At March 31, 2000, we had $100,059 of working capital and a current ratio of 1.1 to 1.

     Our operating activities used cash of $574,998 for the three months ended March 31, 2000 as compared to $1,462 provided by operating activities for the three months ended March 31, 1999. This increase in use of cash was primarily due to the funding of our net loss from operations and to pay liabilities associated with discontinued operations.

     For the three months ended March 31, 2000, we used $23,822 in investing activities compared to $4,696 for the same period in 1999. This change was primarily due to increased capital expenditures in 2000.

     Since the merger, we have funded our operating losses and working capital needs primarily through private placement of equity securities. In addition, we have a credit line with a bank with a maximum borrowing of $200,000.

     Additionally we plan to expand our internet business through the franchising of internet service providers and increase our marketing and advertising to expand our local ISP network.

     We will require additional working capital to finance operations as well as to pay liabilities of the discontinued operations of our former bagel franchise business. In March 2000 we entered into franchise separation agreements with former franchisees in which we paid $15,000 and issued 150,000 shares of common stock.

     On April 17, 2000 we completed a private placement funding of $500,000 with Millenium Capital Partners, LLC ("MCP"), an investment group, whereby MCP purchased 666,667 shares of the Company's common stock and a five year warrant to purchase 666,667 shares of the Company's common stock at an exercise price of $1.00 per share, for an aggregate investment of $500,000. In addition, MCP proposed to invest an additional $2,500,000 in exchange for common stock and warrants at a discount from the market price. This proposed second round of financing will be subject to a 45 day due diligence period by MCP of us.

     The Company intends to acquire internet companies currently outsourcing internet access needs that are compatible with the ISP services offered by the Company. By then placing these companies on its existing backbone infrastructure, we expect to add services, attract new internet users and increase revenue through the elimination of outsourcing costs of the acquired companies.

OTHER MATTERS

Recent Developments

     We have launched a national franchising program and have received regulatory approval to license franchises in 37 States. We have filed for licensing in additional states. We are the first publicly traded Internet Service Provider to launch a national franchising program. Franchisees will receive exclusive territorial rights to sell VillageWorld.com services. Franchisees will build on-line villages that are tailored to meet the needs of their geographic communities. Each village will be the central point for local content including: commerce, news, politics, and advertising. We have committed to launch an extensive advertising campaign, featuring print ads in The Wall Street Journal and other major publications.

     We have expanded our ISP coverage to include 1,000 cities. Our expanded national footprint makes our service a local call for more than 90% of the US population. Our coverage also includes three of Canada's largest cities as well as Tokyo, Japan. Our services include disk space for a personal web site, usenet news, online multimedia, e-mail addresses and access to our technical support.

     We are now hosting web sites for rock legend David Bowie and the teen music band Hanson. We also provide Private Label ISPs for those sites. BowieNet and HansonNet offer members an exclusive virtual backstage pass to David Bowie and to Hanson in a community-based forum. ISP subscribers receive all the premium content plus full access to the internet by letting BowieNet or HansonNet become their ISP. We host the sites as well as provide subscribers with internet access with local dial-in numbers and technical support.

PART II. OTHER INFORMATION

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

                  In January and February 2000, we issued an aggregate of 1,020,120 shares of our common stock to twelve persons who elected to convert their shares of our Class C preferred stock into common stock. Such shares were based on the conversion formulas in the designation of preference for the Class C preferred stock.

                  In February 2000 we issued 11,111 shares of our common stock to an attorney in payment of $10,000 for legal services previously rendered by such attorney for us.

                  In February 2000 we granted five-year warrants to four persons to purchase an aggregate of 152,000 shares of our common stock at an exercise price of $0.01 per share for the following services:

                      (1) to one person, for acting as a public spokesman for us, a warrant to purchase 70,000 shares;

                      (2) to two companies for arranging the transaction with the spokesman, warrants to purchase an aggregate of 80,000 shares; and

                      (3) to one person for legal services provided in such transaction, a warrant to purchase 2,000 shares.

                  In addition to the shares issued to the spokesman, the related promotional agreement provided for a cash fee of $30,000 per year payable each year in advance.

                  In March 2000 we issued an aggregate of 150,000 shares of its common stock to five persons in settlement of their claims against us arising from our discontinued bagel franchising operations.

                  On March 31, 2000 all five of the members of our board of directors received an automatic grant of options to purchase an aggregate of 10,000 shares of our common stock at an exercise price of $2.3125 per share.

                  We received no cash in any of the above transactions. There were no underwriters in any of the above transactions, althrough the persons who arranged the transaction with the spokesman may be deemed to be underwriters of the warrants we issued to the spokesman. Our issuance of our shares, warrants and options described above were all exempt from the registration requirements of the Securities Act of 1933, as amended, (the "Act") pursuant to the provisions of
                  Section 4(2) of the Act as transactions by an issuer not involving any public offering.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

EXHIBIT
NUMBER
-------

 27.1*  Financial Data Schedule (3/31/00)

---------------

*       Filed herewith


(b)  REPORTS ON FORM 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this export to be signed on its behalf by the undersigned thereunto duly authorized.

                                  VillageWorld.com, Inc.
                                  ----------------------
                                  (Registrant)

Dated: May 11, 2000               By:   /s/ Robert Appel
                                     ---------------------------
                                  Robert Appel, Chief Executive Officer

                                  By:  /s/ Edilberto Enriquez
                                     --------------------------------
                                  Edilberto Enriquez, Treasurer and
                                  Chief Financial Officer

                                Index to Exhibits

EXHIBIT
NUMBER
-------
27.1*   Financial Data Schedule (3/31/00)

------------

*       Filed herewith