Form 10QSB
period 2000-06-30
VILLAGEWORLD COM INC
filed 2000-08-14
CIK 1006708

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

   X     Quarterly report Section 13 or 15(d) of the Securities Exchange Act of
  ---    1934 for the quarterly period ended June 30, 2000
                                             --------------


         Transition report pursuant to Section 13 or 15(d) of the Securities
  ---    Exchange Act of 1934


         For the transition period from                  to
                                         ----------------    ----------------

                           Commission File number  0-28058
                                                 ---------


                             VILLAGEWORLD.COM, INC.
                             ----------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)


                  New York                                                   11-3137508
         ---------------------------------                                   ----------
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



-------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                             -----   -----

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: At August 8, 2000, the issuer had outstanding 19,446,203 shares of Common Stock, par value $.001 per share. (Assuming the conversion of all outstanding Class B Preferred Stock the outstanding common stock at August 8, 2000 would increase to 89,571,179 shares).

                             VILLAGEWORLD.COM, INC.
                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB
               FILED WITH THE SECURITIES AND EXCHANGE COMMISSION

                          QUARTER ENDED JUNE 30, 2000

                              ITEMS IN FORM 10-QSB

                                                                                                 PAGE
                                                                                                 ----
PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements                                                           3

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                            11


PART II           OTHER INFORMATION

Item 1.           Legal Proceedings                                                              None

Item 2.           Changes in Securities and Use of Proceeds                                      14

Item 3.           Defaults Upon Senior Securities                                                None

Item 4.           Submission of Matters to a Vote of Security Holders                            None

Item 5.           Other Information                                                              None

Item 6.           Exhibits and Reports on Form 8-K                                               15



SIGNATURES                                                                                       16

                    VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                    June 30, 2000           December 31, 1999
                                                                                    -------------           -----------------
                                                                                     (Unaudited)                    *
ASSETS
Current Assets:
Cash and cash equivalents                                                       $             69,329      $            800,561
Accounts receivable                                                                          779,129                   494,820
Inventory                                                                                    161,435                    96,791
Refundable income taxes                                                                      126,000                   126,000
Prepaid expenses and other current assets                                                    163,472                   129,094
                                                                                --------------------      --------------------
   Total Current Assets                                                                    1,299,365                 1,669,157


Fixed assets, net of accumulated depreciation                                                321,839                   325,285
Intangible assets, net of accumulated amortization                                         2,552,454                 2,694,252
Deferred tax asset                                                                            28,400                    28,400
Other assets                                                                                  91,130                    13,230
                                                                                --------------------      --------------------
   TOTAL                                                                        $          4,293,188      $          4,831,695
                                                                                ====================      ====================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Note payable  bank                                                              $                  -      $            200,000
Accounts payable and accrued expenses                                                        913,694                   411,693
Deferred income                                                                               58,602                    49,520
Net current liabilities attributable to discontinued operations                               35,021                   492,227
Other current liabilities                                                                     16,227                    63,551
                                                                                --------------------      --------------------
   Total Current Liabilities                                                               1,023,544                 1,340,253


Loans payable                                                                                573,136                   567,885
Accrued preferred stock cumulative dividends                                                  35,700                         -
Security deposits payable                                                                      2,316                     2,316
                                                                                --------------------      --------------------
   Total Liabilities                                                                       1,634,696                 1,910,454
                                                                                --------------------      --------------------
Stockholders'  Equity:

Convertible Class B preferred stock; $.001 par value; 1,000,000 shares
authorized; 508,152 shares issued and outstanding                                                508                       508

Convertible (redeemable at $117.50) Class C preferred stock; $.001 par value;
25,000 shares authorized; 11,900 and 15,800 shares issued at June 30, 2000
and December 31, 1999. (Note E)                                                                   12                        16

Common stock; $.001 par value; 200,000,000 shares authorized; 19,511,482 and
17,404,584 shares issued at June 30, 2000 and December 31, 1999.                              19,511                    17,405

Additional paid in capital                                                                 5,401,372                 4,597,599
Stock subscription receivable                                                                 (2,520)                        -
Accumulated deficit                                                                       (2,695,767)               (1,629,663)
Treasury stock (65,279 shares at cost)                                                       (64,624)                  (64,624)
                                                                                --------------------      --------------------
   Total stockholders' equity                                                              2,658,492                 2,921,241
                                                                                --------------------      --------------------
   TOTAL                                                                        $          4,293,188      $          4,831,695
                                                                                ====================      ====================

*  Derived from audited financial statements.

    The accompanying notes are an integral part of the financial statements.   3

                    VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                      Three Months Ended
                                                                                June 30, 2000       June 30, 1999
                                                                                -------------       -------------
REVENUES:
Subscription services                                                           $    178,494        $     92,554
Hardware sales                                                                       517,178                   -
Installation services                                                                 51,896                   -
Maintenance/Consulting                                                                74,869                   -
Private label cd roms                                                                393,500                   -
Other                                                                                 65,470                   -
                                                                                ------------        ------------
     Total Revenues                                                                1,281,407              92,554
                                                                                ------------        ------------


COSTS AND EXPENSES:
Cost of sales                                                                      1,058,754              45,393
Selling, general and administrative                                                  800,432              39,628
Amortization of excess of cost over fair value of net assets acquired                 70,880                   -
Interest expense                                                                       3,940                 397
                                                                                ------------        ------------

     Total costs and expenses                                                      1,934,006              85,418
                                                                                ------------        ------------

Income (loss)  from operations
     before income taxes                                                            (652,599)              7,136

Provision for income taxes                                                                 -                 900
                                                                                ------------        ------------

Net income (loss)                                                               $   (652,599)       $      6,236
                                                                                ============        ============



Basic and diluted net income (loss) per common share                            $      (0.01)       $          -
                                                                                ------------        ------------

Basic and diluted weighted average common shares outstanding, giving effect to
the conversion to common stock of all Class B Preferred Stock outstanding         89,430,175          39,372,221
                                                                                ============        ============


                                                                                            Six Months Ended
                                                                                  June 30, 2000          June 30, 1999
                                                                                  -------------          -------------
REVENUES:
Subscription services                                                             $      270,075         $    180,308
Hardware sales                                                                           697,002                    -
Installation services                                                                    106,486                    -
Maintenance/Consulting                                                                   158,570                    -
Private label cd roms                                                                    393,500                    -
Other                                                                                     67,143                    -
                                                                                  --------------         ------------
     Total Revenues                                                                    1,692,776              180,308
                                                                                  --------------         ------------


COSTS AND EXPENSES:
Cost of sales                                                                          1,306,118              101,724
Selling, general and administrative                                                    1,268,092               65,220
Amortization of excess of cost over fair value of net assets acquired                    141,759                    -
Interest expense                                                                           7,211                1,284
                                                                                  --------------         ------------

     Total costs and expenses                                                          2,723,180              168,228
                                                                                  --------------         ------------

Income (loss)  from operations
     before income taxes                                                              (1,030,404)              12,080

Provision for income taxes                                                                     -                2,400
                                                                                  --------------         ------------

Net income (loss)                                                                 $   (1,030,404)        $      9,680
                                                                                  ==============         ============



Basic and diluted net income (loss) per common share                                       (0.01)        $          -
                                                                                  --------------         ------------

Basic and diluted weighted average common shares outstanding, giving effect to
the conversion to common stock of all Class B Preferred Stock outstanding             89,006,900           39,372,221
                                                                                  ==============         ============


    The accompanying notes are an integral part of the financial statements.   4

                    VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                 Class B                          Class C
                                                              Preferred Stock                  Preferred Stock
                                                              ---------------                  ---------------
                                                           Shares           Amount          Shares          Amount
                                                           ------           ------          ------          ------
Balance, January 1, 2000                                     508,152     $     508            15,800      $     16

Stock issued to satisfy accrued
professional fees

Stock issued for promotional services

Stocks issued for franchise settlements

Preferred stock converted to
common stock                                                                                  (3,900)           (4)

Stock issued in lieu of Class C
preferred stock dividend

Stock issued for cash net of $10,000
private placement fee

Stock issued upon exercise of option

Stock issued for executive
compensation

Accrued preferred stock
cumulative dividends

Net loss                                                          -             -                 -             -
                                                         ----------      --------        ----------       -------

Balance, June 30, 2000                                      508,152      $    508            11,900       $    12
                                                         ==========      ========        ==========       =======

                                                                  -             -                               -



                                                                      Common Stock             Additional         Stock
                                                                      ------------              Paid-In        Subscription
                                                                 Shares          Amount         Capital         Receivable
                                                                 ------          ------         -------         ----------
Balance, January 1, 2000                                      17,404,584       $ 17,405      $ 4,597,599         $        -

Stock issued to satisfy accrued
professional fees                                                 11,111             11            9,989

Stock issued for promotional services                            152,000            152           94,848             (1,520)

Stocks issued for franchise settlements                          150,000            150           65,350

Preferred stock converted to
common stock                                                   1,018,650          1,019             (441)

Stock issued in lieu of Class C
preferred stock dividend                                           1,470              1             (575)

Stock issued for cash net of $10,000
private placement fee                                            666,667            666          489,334

Stock issued upon exercise of option                               7,000              7            6,868

Stock issued for executive
compensation                                                     100,000            100          138,400             (1,000)

Accrued preferred stock
cumulative dividends

Net loss                                                              -              -                -                  -
                                                             ----------        -------       ----------          ----------

Balance, June 30, 2000                                       19,511,482        $19,511       $5,401,372          $   (2,520)
                                                             ==========        =======       ==========          ==========

                                                                      -              -                -                  -




                                                                 Treasury Stock
                                                                 --------------                  Accumulated
                                                             Shares            Amount              Deficit           Total
                                                             ------            ------              -------           -----
Balance, January 1, 2000                                      (65,279)       $ (64,624)            $(1,629,663)      $ 2,921,241

Stock issued to satisfy accrued
professional fees                                                                                                         10,000

Stock issued for promotional services                                                                                     93,480

Stocks issued for franchise settlements                                                                                   65,500

Preferred stock converted to
common stock                                                                                                                 574

Stock issued in lieu of Class C
preferred stock dividend                                                                                                    (574)

Stock issued for cash net of $10,000
private placement fee                                                                                                    490,000

Stock issued upon exercise of option                                                                                       6,875

Stock issued for executive
compensation                                                                                                             137,500

Accrued preferred stock
cumulative dividends                                                                                   (35,700)          (35,700)

Net loss                                                           -                -               (1,030,404)       (1,030,404)
                                                           ----------        ---------             -----------       -----------

Balance, June 30, 2000                                        (65,279)       $ (64,624)            $(2,695,767)      $ 2,658,492
                                                           ==========        =========             ===========       ===========

                                                                   -                -                       -                 -




    The accompanying notes are an integral part of the financial statements.   5

                    VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Six Months Ended June 30,
                                                                                                 (Unaudited)
                                                                                        2000                    1999
                                                                                  -----------------       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                    $   (1,030,404)        $        9,680
                                                                                     --------------         ---------------
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
    Depreciation and amortization                                                           181,901                 13,477
    Deferred promotional costs                                                               15,580
    Gain on disposal of fixed assets                                                         (6,500)
    Stock issued for compensation                                                           137,500
    Decrease (Increase) in:
         Accounts receivable                                                               (284,309)                15,502
         Inventory                                                                          (64,644)                     -
         Prepaid expenses and other current assets                                          (34,378)                     -
    Increase (Decrease) in:
         Accounts payable and accrued expenses                                              512,001                 56,503
         Related party advances                                                                   -                  2,512
         Deferred revenue                                                                     9,082                (21,914)
         Net current liabilities attributable to discontinued operations                   (391,706)                     -
         Other current liabilities                                                          (47,324)                (2,934)
                                                                                     --------------         ---------------
    Total adjustments                                                                        27,203                 63,146
                                                                                     --------------         ---------------
    Net cash provided (used) by operating activities                                     (1,003,201)                72,826
                                                                                     --------------         ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of fixed assets                                                                (36,657)               (76,087)
    Proceeds from sale of fixed assets                                                        6,500                      -
                                                                                     --------------         ---------------
Net cash used by investing activities                                                       (30,157)               (76,087)
                                                                                     --------------         ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Repayment of note payable                                                              (200,000)                     -
    Proceeds from issuance of common stock                                                  496,875
    Proceeds of loans payable                                                                 5,251                      6
                                                                                     --------------         ---------------
Net cash provided (used) by financing activities                                            302,126                      6
                                                                                     --------------         ---------------

NET INCREASE (DECREASE) IN CASH                                                            (731,232)                (3,255)
Cash, beginning of period                                                                   800,561                 21,897
                                                                                     --------------         ---------------
Cash, end of period                                                                  $       69,329         $       18,642
                                                                                     ==============         ===============
                                                                                                  -




    The accompanying notes are an integral part of the financial statements.   6

                    VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                                                            Six Months Ended June 30,
                                                                                                   (Unaudited)
                                                                                          2000                  1999
                                                                                    ----------------      ----------------
SUPPLEMENTAL DISCLOSURES OF NON CASH ACTIVITIES:

   Cash paid during the year for:
     Interest                                                                        $        7,097        $           887
     Income taxes                                                                             1,950                  4,688

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES:

   11,111 shares of common stock issued for payment of accounts payable:
     Accounts payable                                                                $       10,000

   150,000 shares of common stock issued for refund of franchise fees and store deposit:
     Franchise fees                                                                  $       80,500
     Common stock                                                                              (150)
     Additional paid in capital                                                             (65,350)
                                                                                     ---------------
       Cash paid                                                                     $       15,000
                                                                                     ===============

   152,000 shares of common stock deemed issued for
     deferred promotional agreement                                                  $       93,480

   Cumulative $6 Class C preferred stock dividend accrued                            $       35,700





    The accompanying notes are an integral part of the financial statements.   7

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

                  The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results of operations for the full year ending December 31, 2000. The results of operations and cash flows for the three and six-months periods ended June 30, 1999 do not include ICS, which was acquired on July 1, 1999. The accompanying financial statements should be read in conjunction with the Company's financial statements for the year ended December 31, 1999 appearing in the Company's Annual Report on Form 10-KSB.

(NOTE B) -        CONVERSION OF PREFERRED STOCK

                  During the quarter ended March 31, 2000, 3,900 shares of preferred stock were converted into 1,020,120 shares of the Company's common stock including 1,470 shares for cumulative preferred stock dividends aggregating $574. No conversions occurred during the quarter ended June 30, 2000.

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

(NOTE C) -        COMMON STOCK (CONTINUED)

                  In addition to the shares issued to the spokesman, the related promotional agreement provided for a cash fee of $30,000 per year payable each year in advance.

                  Due to the nominal amount of the exercise price, the Company has recognized the deemed issuance of these 152,000 shares at the fair value of the Company's common stock at the date of issuance, $0.625 per share. The excess of such fair value over the unpaid subscription receivable, $93,480 has been charged to a deferred cost account, which is being amortized over the two-year term of the related promotional agreement.

                  In March 2000 the Company issued an aggregate of 150,000 shares of its common stock to five persons in settlement of their prior claims against the Company arising from the Company's discontinued bagel franchising operations.

                  The Company entered into a memorandum of understanding with Mr. Robert Appel, pursuant to which he became our Chief Executive Officer. The memorandum provides for employment on a full-time basis and contains provisions that Mr. Appel will not compete or engage in a business competitive with our current or anticipated business until twelve months after the termination of the agreement. The memorandum provides for a base salary of $75,000 per annum and the grant of a five-year option to purchase 300,000 shares of the Company's common stock at an exercise price of $.01 per share, with vesting rights being negotiated. Due to the nominal amount of the exercise price, the Company recognized at April 14, 2000 the deemed issuance of 100,000 shares at the then fair value of the Company's common stock of $1.375 per share.

                  On April 17, 2000 the Company completed a private placement funding of $500,000 with Millennium Capital Partners, LLC ("MCP"), an investment group, whereby MCP purchased 666,667 shares of the Company's common stock and a five-year warrant to purchase 666,667 shares of the Company's common stock at an exercise price of $1.00 per share, for an aggregate investment of $500,000. In addition, MCP proposed to invest an additional $2,500,000 in exchange for common stock and warrants at a discount from the market price. This proposed second round of financing will be subject to a due diligence period by MCP of the Company. In connection with such transaction the Company issued a five-year warrant to Perrin, Holden and Davenport Capital Corp. to purchase 5,000 shares of the Company's common stock exercisable at a price of $1.00 per share.

(NOTE D) -        COMMON STOCK OPTIONS

                  Pursuant to the Company's 1996 Performance Equity Plan ("1996 Plan"), on March 31st of each calendar year during the term of the 1996 Plan, assuming there are enough shares then available for grant under the 1996 Plan, each person who is then a director of the Company is awarded stock options to purchase 2,000 shares of common stock at the fair market value thereof (as determined in accordance with the 1996
                  Plan), all of which options are immediately exercisable as of the date of grant and have a term of ten years. These are the only awards, which may be granted to a director of the Company under the 1996 Plan. On March 31, 2000, the directors of the Company received this automatic grant of options to purchase an aggregate of 10,000 shares of common stock at an exercise price of $2.3125 per share.

(NOTE E)-         RECLASSIFICATIONS

                  The stockholders' equity section of the December 31, 1999 balance sheet has been reclassified to reflect the actual par value of the Class C Preferred Stock.

                  Certain components of revenue in the 2000 income statement have been reclassified to reflect the increased significance of revenues from maintenance and consulting agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

FORWARD-LOOKING STATEMENTS

         When used in the Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission, the words or phrases "will likely result,", "management expects" or "the Company expects," "will continue," "is anticipated," "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

RESULTS OF OPERATIONS

         Revenues for the three and six months ended June 30, 2000 were $1,281,407 and 1,692,776, respectively compared to $92,554 and $180,308 for the three and six months ended June 30, 1999, an increase of $1,188,853 or 1284% and $1,512,468 or 839%, respectively. This increase was primarily attributable to the addition of ICS sales of $643,576 and $963,364 for the three and six months ended June 30, 2000. ICS sales are comprised of: hardware sales, installation services and maintenance/consulting. Subscription service revenue increased by $85,940 and $89,767 for the three and six months ended June 30, 2000. This increase was primarily attributable to an increase in the number of subscribers, dedicated users and partnerships with several community-based Internet services. Private label CD roms production is a new product for the Company and generated revenue of $393,500.

         Cost of sales were $1,058,754 and $1,306,118, representing 83% and 77% of total revenues for the three and six months ended June 30, 2000, compared to $45,393 and $101,724, representing 49% and 56% of total revenues for the three and six months ended June 30, 1999. This increase in cost of sales as a percentage of sales was primarily attributable to the addition of ICS's computer network business for the three and six months ended June 30, 2000. Cost of sales of ICS were $457,028 and $636,674 or 71% and 66% of hardware sales, installation services and maintenance/consulting for the three and six months ended June 30, 2000. Cost of sales of VillageWorld were $601,726 and $671,444, representing 94% and 92% of revenues for subscription services and private label CD rom production for the three and six months ended June 30, 2000. VillageWorld has upgraded its backbone service and redundancy to ensure its connectivity. These costs have increased without any significant increase in related revenues as yet. This was undertaken to position the Company for expansion of its Internet business.

         Selling, general and administrative expenses (SG&A) were $800,432 and $1,268,092 for the three and six months ended June 30, 2000, an increase of 1920% and 1844% from $39,628 and $65,220 for the three and six months ended June 30, 1999. This increase was primarily attributable to the addition of the SG&A expenses of ICS for the three and six months ended June 30, 2000. Of the total SG&A expenses, $433,812 and $608,386 represent VillageWorld for the three and six months ended June 30, 2000 respectively and $366,620 and $659,256 represents ICS for the three and six months ended June 30, 2000. There was an increase of $55,511 in professional fees of which $30,145 represents legal fees and $25,366 represents audit fees. Rent increased by $45,285 for office space acquired in the merger. There was an increase of approximately $34,500 in regulatory filing costs from the previous year. Marketing and newspaper advertising increased by $124,960, which represents the launching of the Company's franchising program. The Company issued warrants to its Chief Executive Officer to purchase 100,000 shares of the Company's common stock at an exercise price of $0.01 per share. Due to such nominal exercise price the shares were deemed issued at their then fair value of $1.375, and are reported as compensation expense during the quarter.

         The net losses for the three and six months ended June 30, 2000 were $652,599 and $1,030,404 compared to net income of $6,236 and $9,680 for the three and six months ended June 30, 1999. The primary reasons for the increase in the current period loss were: (i) the incorporation of the results of operations of ICS amounting to a loss of $337,663 for the six months ended June 30, 2000; (ii) amortization expense of goodwill of $141,758; (iii) higher payroll costs and benefits; (iv) additional internet and telephone connection costs of approximately $75,000.


LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents at June 30, 2000 were $69,329 compared to $800,561 at December 31, 1999. This decrease in cash was primarily attributable to the funding of our net loss from operations and to pay liabilities associated with discontinued operations.

         Accounts receivable increased to $779,129 at June 30, 2000 from $494,820 at December 31, 1999 due to the invoicing of the Commack School District Technology Implementation contract of $291,000, constituting approximately 51% of the total contract.

         Inventory increased to $161,435 at June 30, 2000 from $96,791 at December 31, 1999 due to equipment purchased for the Commack School District Technology Implementation contract. Completion of this contract is expected by August 2000.

         Prepaid expenses and other current assets increased to $163,472 at June 30, 2000 from $129,094 at December 31, 1999, due primarily to an increase in prepaid advertising.

         Other assets increased to $91,130 at June 30, 2000 from $13,230 at December 31, 1999 attributable to the costs associated with securing the services of a celebrity spokesperson, which are being amortized over the two-year term of the contract.

         The combination of accounts payable and accrued expenses increased to $913,694 at June 30, 2000 from $411,693 at December 31, 1999. This increase was primarily attributable to an increase in inventory for the Commack contract.

         Notes and loans payable decreased to $573,136 at June 30, 2000 from $767,885 at December 31, 1999, primarily attributable to the repayment of $200,000 of bank loans.

         At June 30, 2000, we had $190,322 of working capital and a current ratio of 1.2 to 1.

         Our operating activities used cash of $1,003,201 for the six months ended June 30, 2000 as compared to $72,826 provided by operating activities for the six months ended June 30, 1999. This increase in use of cash was primarily due to the funding of our net loss from operations and to pay liabilities associated with discontinued operations.

         For the six months ended June 30, 2000, we used $30,157 in investing activities compared to $76,087 for the same period in 1999. This change was primarily due to decreased capital expenditures in 2000.

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

         We will require additional working capital to finance operations. We have a net remaining liability of $35,021 attributable to our discontinued bagel operations. In March 2000 we entered into franchise separation agreements with former franchisees in which we paid $15,000 and issued 150,000 shares of common stock.

         On April 17, 2000 we completed a private placement funding of $500,000 with Millenium Capital Partners, LLC ("MCP"), an investment group, whereby MCP purchased 666,667 shares of the Company's common stock and a five-year warrant to purchase 666,667 shares of the Company's common stock at an exercise price of $1.00 per share, for an aggregate investment of $500,000. In addition, MCP is entitled to invest an additional $2,500,000 in exchange for common stock and warrants at a discount from the market price. This proposed second round of financing will be subject to a due diligence period by MCP of us.

         The Company is investigating the possibility of acquiring other Internet companies currently outsourcing Internet access needs that are compatible with the ISP services offered by the Company. By then placing these companies on its existing backbone infrastructure, we expect to add services, attract new Internet users and increase revenue through the elimination of outsourcing costs of the acquired companies.


OTHER MATTERS

Recent Developments

         We have launched a national franchising program and have received regulatory approval to license franchises in 40 States. We have filed for licensing in additional states and anticipate approval. VillageWorld.com is the first publicly traded Internet Service Provider to launch a national franchising program. Franchisees will receive exclusive territorial rights to sell VillageWorld.com services. Franchisees will build on-line villages that are tailored to meet the needs of their geographic communities. Each village will be the central point for local content including: commerce, news, politics, and advertising. The company has committed to launch an extensive advertising campaign, featuring print ads in The Wall Street Journal and other major publications.

         We have expanded our ISP coverage to include 1000, cities. VillageWorld expanded national footprint makes its service a local call for more than 90% of the US population. VillageWorld coverage also includes five of Canada's largest cities. VillageWorld.com service includes everything a consumer needs to make the most of the Internet: disk space for a personal Web site, Usenet news, online multimedia, e-mail addresses and access to VillageWorld world class technical support.

         We are now hosting web sites for rock legend David Bowie, teen band Hanson, the New York Yankees, and the Cleveland Browns. We also provide Private Label ISPs for those sites. BowieNet, HansonNet, Yankeesxtreme, and The Browns' All Access offer members an exclusive virtual backstage pass to their favorite musician or team in a community-based forum. ISP subscribers receive all the premium content plus full access to the Internet by letting BowieNet, HansonNet, Yankeesxtreme, or the Cleveland Browns become their ISP. VillageWorld.com hosts the sites and provides subscribers with unsurpassed Internet access with the most local dial-in numbers and great technical support.

         ICS, our systems integration division, has completed 85% of the Commack School District project and has entered into an agreement with the Great Neck School District and William Floyd School District. These projects are scheduled to launch in late August 2000. In addition, four regional catholic schools have entered into an agreement with ICS for various networking projects. This gives ICS an opportunity to serve not only the public schools but also the private schools.




PART II. OTHER INFORMATION

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

         On April 5, 2000 the Chief Executive Officer of our predecessor company exercised his options to purchase 2000, shares of common stock at $.9375 and 5000, shares of common stock at $1.00. The Company received gross proceeds of $6,875 from such exercise.

         On April 14, 2000 we issued warrants to the Chief Executive Officer of the company to purchase 100,000 shares common stock at an exercise price of $0.01 per share. Such shares were deemed issued and recorded at their then fair value of $1.375.

         On April 17, 2000 the Company completed a private placement funding of $500,000 with Millennium Capital Partners, LLC ("MCP"), an investment group, whereby MCP purchased 666,667 shares of the Company's common stock and a five-year warrant to purchase 666,667 shares of the Company's common stock at an exercise price of $1.00 per share, for an aggregate investment of $500,000. MCP is an "accredited investor" as that term is defined in Regulation D under The Securities Act of 1933, as amended (the "Act"). There was no underwriter in this private placement.

         All of the above issuances were exempt from the regulation requirements of the "Act" pursuant to the provisions of Section 4 (2) thereof as a transactions by an issuer not involving any public offering.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS


EXHIBIT
NUMBER

   27*   Financial Data Schedule (6/30/00)

------------

*        Filed herewith




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

                            VillageWorld.com, Inc.
                            ----------------------
                            (Registrant)



Dated: August 9, 2000       By:   /s/ Robert Appel
                                ----------------------------------------
                            Robert Appel, Chief Executive Officer



                            By:  /s/ Edilberto Enriquez
                               ---------------------------------------------
                            Edilberto Enriquez, Treasurer and
                            Chief Financial Officer

                               Index to Exhibits

EXHIBIT
NUMBER

27*      Financial Data Schedule (6/30/00)

------------

*        Filed herewith