Form 10QSB
period 2000-09-30
VILLAGEWORLD COM INC
filed 2000-11-14
CIK 1006708

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

 X       Quarterly report under Section 13 or 15(d) of the Securities Exchange
---      Act of 1934 for the quarterly period ended September 30, 2000



--- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from                  to
                                         ---------------    --------------------

                         Commission File number 0-28058


                             VILLAGEWORLD.COM, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)



                New York                                  11-3137508
      (State or Other Jurisdiction                       (IRS Employer
           of Incorporation)                          Identification No.)



                   620 Johnson Avenue, Bohemia, New York 11716
                    (Address of Principal Executive Offices)


                                 (631) 218-0700
                 (Issuer's Telephone Number Including Area Code)



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

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: At November 10, 2000, the issuer had outstanding 19,446,203 shares of Common Stock, par value $.001 per share. (Assuming the conversion of all outstanding Class B Preferred Stock the outstanding common stock at November 10, 2000 would increase to 89,571,179 shares).

                             VILLAGEWORLD.COM, INC.
                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                        QUARTER ENDED SEPTEMBER 30, 2000

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


PART II           OTHER INFORMATION

Item 1.           Legal Proceedings                                                              None

Item 2.           Changes in Securities and Use of Proceeds                                      None

Item 3.           Defaults Upon Senior Securities                                                None

Item 4.           Submission of Matters to a Vote of Security Holders                            None

Item 5.           Other Information                                                              None

Item 6.           Exhibits and Reports on Form 8-K                                               15



SIGNATURES                                                                                       16

                     VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                    September 30, 2000              December 31, 1999
                                                                    ------------------              -----------------
                                                                        (Unaudited)                          *
ASSETS
Current Assets:
Cash and cash equivalents                                              $   139,351                    $   800,561
Accounts receivable                                                        861,766                        494,820
Inventory                                                                  188,391                         96,791
Refundable income taxes                                                    126,000                        126,000
Prepaid expenses and other current assets                                  133,887                        129,094
                                                                       -----------                    -----------
     Total Current Assets                                                1,449,395                      1,647,266

Fixed assets, net of accumulated depreciation                              329,651                        325,285
Intangible assets, net of accumulated amortization                       2,481,555                      2,694,252
Deferred tax asset                                                          28,400                         28,400
Other assets                                                                82,503                         13,230
                                                                       -----------                    -----------
     TOTAL                                                             $ 4,371,504                    $ 4,708,433
                                                                       ===========                    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Note payable - bank                                                    $    75,000                    $   200,000
Accounts payable and accrued expenses                                    1,222,164                        411,693
Deferred income                                                            228,248                         49,520
Net current liabilities attributable to discontinued operations                 --                        492,227
Other current liabilities                                                   69,159                         63,551
                                                                       -----------                    -----------
     Total Current Liabilities                                           1,594,571                      1,216,991

Loans payable                                                              575,811                        567,885
Accrued preferred stock cumulative dividends                                53,550                             --
Security deposits payable                                                    2,316                          2,316
                                                                       -----------                    -----------
     Total Liabilities                                                   2,226,248                      1,787,192
                                                                       -----------                    -----------

Stockholders'  Equity:

Convertible Class B preferred stock; $.001 par value; 1,000,000
shares authorized; 508,152 shares issued and outstanding                       508                            508

Convertible (redeemable at $117.50) Class C preferred stock;
$.001 par value; 25,000 shares authorized; 11,900 and 15,800 shares issued at September 30, 2000 and December 31, 1999.
(Note E)                                                                        12                             16

Common stock; $.001 par value; 200,000,000 shares authorized;
19,511,482 and 17,404,584 shares issued at September 30, 2000
and December 31, 1999.                                                      19,511                         17,405

Additional paid in capital                                               5,519,872                      4,597,599
Stock subscription receivable                                               (2,520)                            --
Accumulated deficit                                                     (3,327,503)                    (1,629,663)
Treasury stock (65,279 shares at cost)                                     (64,624)                       (64,624)
                                                                       -----------                    -----------
     Total stockholders' equity                                          2,145,256                      2,921,241
                                                                       -----------                    -----------

     TOTAL                                                             $ 4,371,504                    $ 4,708,433
                                                                       ===========                    ===========
                                                                                --                             --

* Derived from audited financial statements.

    The accompanying notes are an integral part of the financial statements.   3

                     VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           Three Months Ended                          Nine Months Ended
                                               September 30, 2000    September 30, 1999     September 30, 2000    September 30, 1999
                                               ------------------    ------------------     ------------------    ------------------
REVENUES:
Subscription services                             $  325,609            $   91,649            $   595,684            $  271,957
Hardware sales                                       597,351               428,977              1,294,353               428,977
Installation services                                127,217                55,867                233,703                55,867
Maintenance/Consulting                               102,086                    --                260,656                    --
Private label cd roms                                 46,377                    --                439,877                    --
Other                                                     77                78,221                 67,220                78,221
                                                  ----------            ----------            -----------            ----------
     Total revenues                                1,198,717               654,714              2,891,493               835,022
                                                  ----------            ----------            -----------            ----------
COSTS AND EXPENSES:
Cost of sales                                      1,012,892               482,390              2,319,010               584,114
Selling, general and administrative                  554,492               420,694              1,822,584               502,414
Amortization of excess of cost over
  fair value of net assets acquired                   70,879                70,879                212,638                70,879
Interest expense                                       5,840               105,236                 13,051               106,520
Allowance granted to discontinued franchisee          50,000                    --                 50,000                    --
                                                  ----------            ----------            -----------            ----------
     Total costs and expenses                      1,694,103             1,079,199              4,417,283             1,263,927
                                                  ----------            ----------            -----------            ----------

Loss from operations before income taxes            (495,386)             (424,485)            (1,525,790)             (428,905)
Recoverable income taxes                                  --               (41,900)                    --               (39,500)
                                                  ----------            ----------            -----------            ----------
Net loss                                          $ (495,386)           $ (382,585)           $(1,525,790)           $ (389,405)
                                                  ----------            ----------            -----------            ----------

Basic and diluted net loss per common share       $    (0.01)                  $--            $     (0.02)               $(0.01)
                                                  ----------            -----------           -----------            ----------

Basic and diluted weighted average common
shares outstanding, giving effect to the
conversion to common stock of all Class B
Preferred Stock outstanding                       89,571,179            86,768,667             89,196,367            55,344,650
                                                  ----------            ----------             ----------            ----------

    The accompanying notes are an integral part of the financial statements.   4

                     VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                              Class B                    Class C
                                          Preferred Stock            Preferred Stock               Common Stock          Additional
                                          ---------------            ---------------               ------------            Paid-In
                                       Shares        Amount        Shares        Amount        Shares        Amount        Capital
                                       ------        ------        ------        ------        ------        ------        -------
Balance, January 1, 2000               508,152   $       508        15,800   $        16    17,404,584   $    17,405   $ 4,597,599

Stock issued to satisfy accrued
professional fees                                                                               11,111            11         9,989

Stock issued for promotional
services                                                                                       152,000           152        94,848

Stocks issued for franchise
settlements                                                                                    150,000           150        65,350

Preferred stock converted to
common stock                                                        (3,900)           (4)    1,018,650         1,019          (441)

Stock issued in lieu of Class C
preferred stock dividend                                                                         1,470             1          (575)

Stock issued for cash net
of $10,000 private placement fee                                                               666,667           666       489,334

Stock issued upon exercise
of option                                                                                        7,000             7         6,868

Stock issued for executive
compensation                                                                                   100,000           100       138,400

Accrued preferred stock
cumulative dividends

Beneficial conversion of
preferred stock                                                                                                            118,500

Net loss                                    --            --            --            --            --            --            --
                                   -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balance, September 30, 2000            508,152   $       508        11,900   $        12    19,511,482   $    19,511   $ 5,519,872
                                   ===========   ===========   ===========   ===========   ===========   ===========   ===========
                                            --            --                          --            --            --            --


                                     Stock               Treasury Stock
                                  Subscription           --------------           Accumulated
                                   Receivable         Shares         Amount         Deficit        Total
                                  ------------        ------         ------         -------        -----
Balance, January 1, 2000                    --        (65,279)   $   (64,624)   $(1,629,663)   $ 2,921,241

Stock issued to satisfy accrued
professional fees                                                                                   10,000

Stock issued for promotional
services                                (1,520)                                                     93,480

Stocks issued for franchise
settlements                                                                                         65,500

Preferred stock converted to
common stock                                                                                           574

Stock issued in lieu of Class C
preferred stock dividend                                                                              (574)

Stock issued for cash net
of $10,000 private placement fee                                                                   490,000

Stock issued upon exercise
of option                                                                                            6,875

Stock issued for executive
compensation                            (1,000)                                                    137,500

Accrued preferred stock
cumulative dividends                                                                (53,550)       (53,550)

Beneficial conversion of
preferred stock                                                                    (118,500)            --

Net loss                                    --             --             --     (1,525,790)    (1,525,790)
                                   -----------     -----------    -----------  ------------    -----------
Balance, September 30, 2000        $    (2,520)        (65,279)   $   (64,624)  $(3,327,503)   $ 2,145,256
                                   ===========     ===========    ===========   ============   ===========
                                            --              --             --             --            --

    The accompanying notes are an integral part of the financial statements.   5

                      VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Nine Months Ended September 30,
                                                                                       (Unaudited)
                                                                                 2000                1999
                                                                                 ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                     $(1,525,790)        $  (389,405)
                                                                             -----------         -----------

Adjustments to reconcile net loss to net cash provided (used) by operating activities:
  Depreciation and amortization                                                  273,423              99,469
  Deferred promotional costs                                                      27,265
  Gain on disposal of fixed assets                                                (6,500)
  Interest imputed on bridge loans                                                                    96,500
  Stock issued for compensation                                                  137,500             125,000
  Decrease (Increase) in:
      Accounts receivable                                                       (366,946)            (62,487)
      Inventory                                                                  (91,600)            (93,355)
      Prepaid expenses and other current assets                                   (4,793)            (78,325)
      Net assets attributable to discontinued operations                                            (364,055)
  Increase (Decrease) in:
      Accounts payable and accrued expenses                                      820,471             219,269
      Related party advances                                                          --
      Deferred revenue                                                           178,728              (9,755)
      Net current liabilities attributable to discontinued operations           (426,727)                 --
      Other current liabilities                                                    5,608                  --
                                                                             -----------         -----------
  Total adjustments                                                              546,429             (67,739)
                                                                             -----------         -----------
  Net cash used by operating activities                                         (979,361)           (457,144)
                                                                             -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Cash acquired in merger                                                             --             139,306
  Purchase of fixed assets                                                       (65,092)           (106,769)
  Proceeds from sale of fixed assets                                               6,500
  Increase in deposits                                                            (3,058)                 --
                                                                             -----------         -----------
Net cash provided (used) by investing activities                                 (61,650)             32,537
                                                                             -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Repayment of note payable                                                     (200,000)                 --
  Proceeds of note payable                                                        75,000             120,000
  Proceeds from issuance of common stock                                         496,875
  Proceeds from bridge loan                                                                          400,000
  Proceeds of loans payable                                                        7,926             (15,111)
                                                                             -----------         -----------
Net cash provided by financing activities                                        379,801             504,889
                                                                             -----------         -----------

NET INCREASE (DECREASE) IN CASH                                                 (661,210)             80,282
Cash, beginning of period                                                        800,561              21,897
                                                                             -----------         -----------
Cash, end of period                                                          $   139,351         $   102,179
                                                                             ===========         ===========
                                                                                      --

    The accompanying notes are an integral part of the financial statements.   6

                     VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                                               Nine Months Ended September 30,
                                                                                         (Unaudited)
                                                                                   2000               1999
                                                                                   ----               ----
SUPPLEMENTAL DISCLOSURES OF NON CASH ACTIVITIES:

  Cash paid during the year for:
    Interest                                                                   $    13,051        $     4,720
    Income taxes                                                                     1,950              6,066

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES:

11,111 shares of common stock issued for payment of accounts payable:
  Accounts payable                                                             $    10,000

150,000 shares of common stock issued for refund of franchise fees and store deposit:
  Franchise fees                                                               $    80,500
  Common stock                                                                        (150)
  Additional paid in capital                                                       (65,350)
                                                                                ----------
    Cash paid                                                                  $    15,000
                                                                                ==========

152,000 shares of common stock deemed issued for
  deferred promotional agreement                                               $    93,480

Cumulative $6 Class C preferred stock dividend accrued                         $    53,550


  On July 1, 1999 the Company issued 254,076 shares of Preferred Stock and
    12,274,237 shares of Common Stock in a merger
      Excess of fair value over net assets acquired in merger                                     $ 2,835,173
      Preferred stock                                                                                    (254)
      Common stock                                                                                    (12,275)
      Additional paid in capital                                                                   (1,834,617)
      Treasury stock                                                                                   64,624
      Accounts receivable                                                                             651,086
      Inventory                                                                                        47,189
      Current assets attributable to discontinued operations                                          159,520
      Prepaid expenses and other current assets                                                        44,085
      Fixed assets                                                                                     94,478
      Other assets attributable to discontinued operations                                            448,661
      Security deposits and other assets                                                               15,736
      Note payable - bank                                                                             (80,000)
      Accounts payable and accrued expenses                                                          (325,773)
      Current liabilities attributable to discontinued operations                                  (1,557,843)
      Other current liabilities                                                                       (26,659)
      Loans payable                                                                                  (516,531)
      Deferred taxes                                                                                   (6,600)

    The accompanying notes are an integral part of the financial statements.   7

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

                  The information herein is unaudited. However, in the opinion of management, such information reflects all adjustments (consisting only of normal recurring adjustments) necessary to make the financial statements not misleading. Additionally, in accordance with applicable standards for interim reporting, the accompanying financial statements do not include all disclosures in conformity with generally accepted accounting principles.

                  The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results of operations for the full year ending December 31, 2000. The results of operations and cash flows for the three months ended September 30, 1999 include ICS, which was acquired on July 1, 1999. The accompanying financial statements should be read in conjunction with the Company's financial statements for the year ended December 31, 1999 appearing in the Company's Annual Report on Form 10-KSB.

(NOTE B) -        CONVERSION OF PREFERRED STOCK

                  During the quarter ended March 31, 2000, 3,900 shares of preferred stock were converted into 1,020,120 shares of the Company's common stock including 1,470 shares for cumulative preferred stock dividends aggregating $574. No conversions occurred during the quarters ended June 30, 2000 or September 30, 2000.

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

                  The Company entered into a memorandum of understanding with Mr. Robert Appel, pursuant to which he became Chief Executive Officer. The memorandum provides for employment on a full-time basis and contains provisions that Mr. Appel will not compete or engage in a business competitive with the Company's business until twelve months after the termination of the agreement. The memorandum provides for a base salary of $75,000 per annum and the grant of an option to purchase 100,000 shares of the Company's common stock at an exercise price of $.01 per share. Due to the nominal amount of the exercise price, the Company recognized at April 14, 2000 the deemed issuance of the 100,000 shares at the then fair value of the Company's common stock of $1.375 per share. The memorandum also provided for the grant of two other 100,000 share options, the first exercisable until December 31, 2000, conditioned upon the Company raising $5,000,000 of additional equity funding by that date and the second exercisable until December 31, 2001, if the Company's common stock is trading at or above $4.00 per share prior to or at such date.

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

(NOTE E)-         RECLASSIFICATIONS AND RELATED ADJUSTMENTS

                  The stockholders' equity section of the December 31, 1999 balance sheet has been reclassified to reflect the actual par value of the Class C Preferred Stock.

                  Certain components of revenue initially reported in the March 31, 2000 income statement have been reclassified to reflect the increased significance of revenues from maintenance and consulting agreements.

                  The registrant's quarterly results of operations for the three and six-month periods ended June 30, 1999 reported on the June 30, 2000 Form 10-QSB each overstated selling, general and administrative expense by $16,500. As a result, net income for such periods should have been reported as $22,736 and $26,180, respectively; income per share was unaffected by the change. The three and nine-month periods ended September 30, 1999 presented herein give effect to such correction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

FORWARD-LOOKING STATEMENTS

     When used in the Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission, the words or phrases "will likely result," "management expects" or "the Company expects," "will continue," "is anticipated," "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.


RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THREE MONTHS ENDED
                               SEPTEMBER 30, 1999

     The Company's total revenues increased 83%, to $1,198,717 for the three months ended September 30, 2000, from $654,714 for the three months ended September 30, 1999. This revenue growth was primarily attributable to an increase in the number of subscribers, dedicated users and partnerships with several community-based Internet services.

     Cost of sales related to subscription services consist primarily of cost for circuit and local line charges to provide service to our customers and commission expense to private label partners. The cost of sales related to systems integration consist primarily of direct labor and material cost.

     Cost of sales was $1,012,892, representing 84% of total revenue for the three months ended September 30, 2000, compared to $482,390, representing 74% of total revenues for the three months ended September 30, 1999. This increase in cost of sales as a percentage of sales was primarily attributable to upgrading our backbone service and redundancy to ensure connectivity. These costs have increased without any significant increase in related revenues. This was undertaken with the intent to position the Company for expansion of its Internet business. In addition, low margins on the sale of private label CD roms contributed to this percentage increase in cost of sales.

     Selling, general and administrative expenses (SG&A) were $554,492 for the three months ended September 30, 2000 an increase of 32% from $420,694 for the three months ended September 30, 1999. This increase was primarily the result of higher payroll costs. Payroll cost increased 85% to $295,184 for the three months ended September 30, 2000 from $159,740 in the three months ended September 30, 1999, a result of hiring approximately 12 new employees in the technical and customer service departments. This increase in personnel was done to increase technical support and service to our customers. Marketing and newspaper advertising increased by $58,202 for the three months ended September 30, 2000, an increase of 100% compared to the three months ended September 30, 1999. This increase represents the launching of the Company's Internet franchising program.

     Interest expense was $5,840 for the three months ended September 30, 2000, a decrease of $99,396 from $105,236 for the three months ended September 30, 1999. This decrease was primarily attributable to the previous repayment of debt financing and bridge loans relating to the private placement of class C Preferred Stock.

      In September 2000, the Company granted a $50,000 allowance to a discontinued bagel franchisee to settle an outstanding note receivable in the amount of $80,000 and received net payment of $30,000. Such action was taken to maximize the recovery from this franchisee. The loss of $50,000 had not previously been provided for.

     Net loss for the three months ended September 30, 2000 was $495,386 compared to a net loss of $382,585 for the three months ended September 30, 1999. The primary reasons for the increase in the current period loss were: (i) additional Internet and telephone connection costs; (ii) goodwill amortization;
(iii) higher payroll costs; (iv) advertising and marketing; and (v) the allowance to the former franchisee.


      NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH NINE MONTHS ENDED
                               SEPTEMBER 30, 1999

     The Company's total revenues increased 246%, to $2,891,493 for the nine months ended September 30, 2000, from $835,022 for the nine months ended September 30, 1999. This revenue growth was primarily attributable to the addition of ICS sales of $1,790,095 for the nine months ended September 30, 2000, of which $290,666 represents increased sales for the third quarter; ICS is not included in the Company's consolidated financial statements prior to July 1, 1999. ICS sales are comprised of: hardware sales, installation services and maintenance/consulting. Subscription service revenue increased by $323,727 for the nine months ended September 30, 2000. This increase was primarily attributable to an increase in the number of subscribers, dedicated users and partnerships with several community-based Internet services. Private label CD rom production is a new product for the Company, generated revenues of $439,877 for the nine months ended September 30, 2000.

      Cost of sales was $2,319,010, representing 80% of total revenue for the nine months ended September 30, 2000, compared to $584,114, representing 70% of total revenues for the nine months ended September 30, 1999. This increase in cost of sales as a percentage of sales was primarily attributable to the addition of ICS's computer network business for the nine months ended September 30, 2000. Cost of sales of ICS was $1,268,130, or 71% of hardware sales, installation services and maintenance/consulting for the nine months ended September 30, 2000. Cost of sales of VillageWorld was $1,050,880, or 95% of revenues for subscription services, private label CD rom production and other revenues for the nine months ended September 30, 2000. VillageWorld incurred costs in upgrading its backbone service and redundancy to ensure connectivity. These costs have increased without any significant increase in related revenues. This was undertaken with the intent to position the Company for expansion of our Internet business. In addition, low margins on the sale of private label CD roms contributed to this percentage increase in cost of sales.

     Selling, general and administrative expenses (SG&A) were $1,822,584 for the nine months ended September 30, 2000, an increase of 263% from $502,414 for the nine months ended September 30, 1999. This increase was primarily attributable to the addition of the SG&A expenses of ICS for the nine months ended September 30, 2000. Of the total SG&A expenses, $796,266 represents VillageWorld for the nine months ended September 30, 2000 and $1,026,318 represents ICS for the nine months ended September 30, 2000.

     Depreciation and amortization increased to $273,423 for the nine months ended September 30, 2000 from $99,469 for the nine months ended September 30, 1999, an increase of 175%. This increase is attributable to the additional depreciation on fixed asset purchases and the amortization of goodwill associated with the Company's merger.

     Interest expense was $13,051 for the nine months ended September 30, 2000, a decrease of $93,469 from $106,520 for the nine months ended September 30, 1999. This decrease was primarily attributable to repayment of debt financing and bridge loans relating to the private placement of class C Preferred Stock.

     Net loss for the nine months ended September 30, 2000 was $1,525,790 compared to a net loss of $389,405 for the nine months ended September 30, 1999. The primary reasons for the increase in the current period loss were: (i) the incorporation of the results of operations of ICS amounting to a loss of $516,059 for the nine months ended September 30, 2000 compared to a net loss of $47,521 for the prior period; (ii) additional Internet and telephone connection costs; (iii) goodwill amortization; (iv) higher payroll costs; (v) advertising and marketing; and (vi) the allowance to the former franchisee as discussed above.


LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents at September 30, 2000 were $139,351 compared to $800,561 at December 31, 1999. This decrease in cash was primarily attributable to the funding of our net loss from operations and to pay liabilities associated with discontinued operations.

     Accounts receivable increased to $861,766 at September 30, 2000 from $494,820 at December 31, 1999. This increase was due to: (i) the invoicing of the Great Neck School District Technology Implementation contract of $70,000, constituting approximately 42% of the total contract; (ii) approximately $276,000 of various new projects, most of which were billed in the September quarter; and (iii) a slow-down in the collection of receivables.

     Inventory increased to $188,391 at September 30, 2000 from $96,791 at December 31, 1999 due to equipment purchased for the Great Neck School District Technology Implementation contract. Completion of this project is expected by late November 2000.

     Prepaid expenses and other current assets increased to $133,887 at September 30, 2000 from $129,094 at December 31, 1999, due primarily to an increase in prepaid advertising.

     Other assets increased to $82,503 at September 30, 2000 from $13,230 at December 31, 1999. This was attributable to the costs associated with securing the services of a celebrity spokesperson, which are being amortized over the two-year term of the contract.

     The combination of accounts payable and accrued expenses increased to $1,222,164 at September 30, 2000 from $411,693 at December 31, 1999. This increase was primarily attributable to slow cash collection of accounts receivable and the paydown of bank debt.

     Notes and loans payable decreased to $650,811 at September 30, 2000 from $767,885 at December 31, 1999, primarily attributable to the repayment of $125,000 of bank loans.

     At September 30, 2000, we had a deficiency of working capital of $145,176 and a current ratio of .91. The Company is currently in the process of formulating plans to improve working capital.

     Our operating activities used cash of $979,361 for the nine months ended September 30, 2000 as compared to $457,144 provided by operating activities for the nine months ended September 30, 1999. This increase in use of cash was primarily due to the funding of our net loss from operations and to pay liabilities associated with discontinued operations.

     For the nine months ended September 30, 2000, cash used in investing activities amounted to $61,650 compared to cash provided of $32,537 for the same period in 1999. This change was primarily due to the net effect of cash acquired in the merger in 1999 and decreased capital expenditures in 2000.

     Since the merger, we have funded our operating losses and working capital needs primarily through private placement of equity securities. We have a credit line with a bank with a maximum borrowing of $200,000, of which $125,000 was available at September 30, 2000. We will require additional working capital to finance operations.

     In March 2000 we entered into franchise separation agreements with former franchisees in which we paid $15,000 and issued 150,000 shares of common stock. In September 2000 we granted a $50,000 credit allowance to a former franchisee to induce him to settle his outstanding indebtedness to the Company. All arrangements with former franchisees except one have now been settled. The remaining matter is expected to be resolved with no significant adjustment to the amount previously provided in connection with the decision to discontinue the bagel operations.

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


OTHER MATTERS

Recent Developments


     We announced the development of multiple Franchises in the states of Maryland and New York. This marks the launch of the first publicly traded Internet Service Provider (ISP) Franchising program. VillageWorld.com Franchisees are granted exclusive territorial rights to sell VillageWorld.com services. Franchisees build on-line villages tailored to meet the needs of their geographic communities. Each village will be the central point for local content including: commerce, news, politics, and advertising. A key feature on the Franchise Homepage is VillageWorld.com's proprietary suite of community tools, such as message boards, chat rooms, and a community calendar. The community suite and local content will serve to foster a real community experience within each virtual village.


     On October 15, 2000 John Campagna was named President of ICS, our systems integration division. ICS has also recently been awarded a contract from the Lawrence, NY school district. In addition, ICS has completed the Commack School District project and is 90% complete with the Great Neck School District and William Floyd School District projects.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

EXHIBIT
NUMBER
------


   27*   Financial Data Schedule (9/30/00)

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



                                   VillageWorld.com, Inc.
                                   ----------------------
                                   (Registrant)



Dated: November 14, 2000           By:   /s/ Robert Appel
                                       -----------------------------------------
                                   Robert Appel, Chief Executive Officer



                                   By:  /s/ Edilberto Enriquez
                                      ------------------------------------------
                                   Edilberto Enriquez, Treasurer and Chief
                                   Financial Officer

                                Index to Exhibits


EXHIBIT
NUMBER
------


27*      Financial Data Schedule (9/30/00)

------------

*        Filed herewith