Form 10QSB
period 2001-03-31
VILLAGEWORLD COM INC
filed 2001-05-15
CIK 1006708

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

     X     Quarterly report under Section 13 or 15(d) of the Securities Exchange
     -     Act  of  1934  for  the  quarterly period  ended  March  31,  2001


     - Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For  the  transition  period  from            to
                                             ---------     ---------

                               Commission  File  number  0-28058
                                                        ---------


                             VILLAGEWORLD.COM, INC.
                             ----------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)



          New  York                                11-3137508
          ---------                                ----------
     (State  or  Other                           (IRS  Employer
      Jurisdiction of                          Identification  No.)
      Incorporation)


                  620 Johnson Avenue, Bohemia, New York  11716
                  --------------------------------------------
                    (Address of Principal Executive Offices)


                                 (631) 218-0700
                                 --------------
                 (Issuer's Telephone Number Including Area Code)


-------------------------------------------------------------------------------
    (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                     Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___


State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: At May 11, 2001, the issuer had outstanding 19,957,340 shares of Common Stock, par value $.001 per share. (Assuming the conversion of all outstanding Class B Preferred Stock the outstanding common stock at May 11, 2001 would increase to 90,082,316 shares).

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes[  ]  No[X]

                             VILLAGEWORLD.COM, INC.
                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                          Quarter Ended March 31, 2001

                              ITEMS IN FORM 10-QSB




                                                                                            Page
                                                                                            ----
Part I. . . . . . . . . . . . . . . .  Financial Information                                  3

Item 1. . . . . . . . . . . . . . . .  Financial Statements                                   3

Item 2. . . . . . . . . . . . . . . .  Management's Discussion and Analysis of Financial
                                       Condition and Results of Operations                   10


Part II . . . . . . . . . . . . . . .  Other Information                                     13

Item 1. . . . . . . . . . . . . . . .  Legal Proceedings                                    N/A

Item 2. . . . . . . . . . . . . . . .  Changes in Securities                                 13

Item 3. . . . . . . . . . . . . . . .  Defaults Upon Senior Securities                      N/A

Item 4. . . . . . . . . . . . . . . .  Submission of Matters to a Vote of Security Holders   13

Item 5. . . . . . . . . . . . . . . .  Other Information                                    N/A

Item 6. . . . . . . . . . . . . . . .  Exhibits and Reports on Form 8-K                      13



Signatures. . . . . . . . . . . . . .                                                        14


                        VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEET





                                                  March 31, 2001    December 31, 2000
ASSETS
Current Assets:
Cash and cash equivalents . . . . . . . . . . .  $       220,101   $          271,032
Accounts receivable, net of allowance for
uncollectibles. . . . . . . . . . . . . . . . .          254,728              408,032
Inventory . . . . . . . . . . . . . . . . . . .           49,872               49,872
Prepaid expenses and other current assets . . .           45,963               68,251
                                                 ----------------  -------------------
  Total Current Assets. . . . . . . . . . . . .          570,664              797,187


Fixed assets, net of accumulated depreciation .          284,130              303,373
Goodwill, net of accumulated amortization . . .        1,958,487            2,017,835
Other assets. . . . . . . . . . . . . . . . . .           14,895               15,295
                                                 ----------------  -------------------
  TOTAL . . . . . . . . . . . . . . . . . . . .  $     2,828,176   $        3,133,690
                                                 ================  ===================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Note payable - bank . . . . . . . . . . . . . .  $       182,718   $          125,000
Accounts payable and accrued expenses . . . . .          818,580              780,719
Deferred income . . . . . . . . . . . . . . . .          156,642              200,404
Other current liabilities . . . . . . . . . . .          108,302              182,406
                                                 ----------------  -------------------
  Total Current Liabilities . . . . . . . . . .        1,266,242            1,288,529


Loans payable, related party. . . . . . . . . .          593,000              580,258
Accrued preferred stock cumulative dividends. .           86,361               71,400
                                                 ----------------  -------------------
  Total Liabilities . . . . . . . . . . . . . .        1,945,603            1,940,187
                                                 ----------------  -------------------

Commitments and Contingencies . . . . . . . . .                -                    -


Stockholders'  Equity:
Convertible Class B preferred stock; $.001 par
value; 1,000,000 shares authorized; 508,152
shares issued and outstanding . . . . . . . . .              508                  508
Convertible Class C preferred stock; $.001 par
value, non-voting; redeemable at $121; 25,000
shares authorized; 11,515 and 11,900 shares
outstanding . . . . . . . . . . . . . . . . . .               12                   12
Common stock; $.001 par value; 200,000,000
shares authorized; 20,022,619 and 19,520,236
shares issued, respectively . . . . . . . . . .           20,023               19,520
Additional paid in capital. . . . . . . . . . .        5,844,500            5,823,339
Accumulated deficit . . . . . . . . . . . . . .       (4,914,326)          (4,582,732)
Stock subscription receivable . . . . . . . . .           (3,520)              (2,520)
Treasury stock (65,279 shares at cost). . . . .          (64,624)             (64,624)
                                                 ----------------  -------------------
  Total stockholders' equity. . . . . . . . . .          882,573            1,193,503
                                                 ----------------  -------------------

  TOTAL . . . . . . . . . . . . . . . . . . . .  $     2,828,176   $        3,133,690
                                                 ================  ===================

The accompanying notes are an integral part of the financial statements.


                                VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                 Three Months Ended March 31,
                                                  ---------------------------------------------------
                                                                 2001               2000 - (Restated)
                                                    ------------------------------  ------------------
REVENUES:
Hardware sales . . . . . . . . . . . . . . . . . .  $                     596,672   $         179,820
Subscription services. . . . . . . . . . . . . . .                        521,384              91,581
Maintenance and consulting . . . . . . . . . . . .                         79,042              67,434
Installation services. . . . . . . . . . . . . . .                         29,834              54,590
Software and other . . . . . . . . . . . . . . . .                         37,439              17,940
                                                    ------------------------------  ------------------
  Total revenues . . . . . . . . . . . . . . . . .                      1,264,371             411,365
                                                    ------------------------------  ------------------

COSTS AND EXPENSES:
Cost of sales. . . . . . . . . . . . . . . . . . .                        925,811             247,364
Selling, general and administrative. . . . . . . .                        567,372             467,659
Amortization of excess of cost over fair value of
net assets acquired. . . . . . . . . . . . . . . .                         59,348              59,348
Interest expense . . . . . . . . . . . . . . . . .                         25,947              11,310
                                                    ------------------------------  ------------------
  Total costs and expenses . . . . . . . . . . . .                      1,578,478             785,681
                                                    ------------------------------  ------------------

Net loss . . . . . . . . . . . . . . . . . . . . .                       (314,107)           (374,316)

Preferred stock dividends paid in-kind and accrued                         17,487              18,424
                                                    ------------------------------  ------------------

Net loss attributable to common stockholders . . .  $                    (331,594)  $        (392,740)
                                                    ==============================  ==================

Basic and diluted net loss per common share. . . .  $                           -   $               -
                                                    ==============================  ==================

Basic and diluted weighted average common shares
outstanding, giving effect to the conversion to
common stock of all Class B Preferred Stock
outstanding. . . . . . . . . . . . . . . . . . . .                     89,884,755          88,583,627
                                                    ==============================  ==================

The accompanying notes are an integral part of the financial statements.


                                                 VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                For the Three Months Ended March 31, 2001


                                              Class B                  Class C
                                           Preferred Stock          Preferred Stock          Common Stock
                                           ---------------          ----------------         ------------
                                       Shares       Amount        Shares       Amount      Shares     Amount
                                   ---------------  -------  ----------------  -------  ------------  -------
Balance, January 1, 2001. . . . .          508,152  $   508           11,900   $    12    19,520,236  $19,520

Shares issued upon conversion of
preferred stock and in payment of
accrued dividends thereon                                               (385)                402,383      403

Shares issued for executive
compensation                                                                                 100,000      100

Accrued  cumulative dividends on
preferred stock

Capital contribution imputed for
interest expense

Net loss. . . . . . . . . . . . .
                                   ---------------  -------  ----------------  -------  ------------  -------

Balance, March 31, 2001 . . . . .          508,152  $   508           11,515   $    12    20,022,619  $20,023
                                   ===============  =======  ================  =======  ============  =======



                                   Additional                      Stock             Treasury Stock           Total
                                     Paid-In     Accumulated    Subscription     ---------------------    Stockholders'
                                     Capital       Deficit       Receivable        Shares        Amount       Equity
                                   -----------  -------------  --------------  ---------------  --------- --------------
Balance, January 1, 2001. . . . .  $ 5,823,339  $ (4,582,732)  $      (2,520)         (65,279)  $(64,624)  $   1,193,503

Shares issued upon conversion of
preferred stock and in payment of
accrued dividends thereon . . . .        2,123          (215)                                                      2,311

Shares issued for executive
compensation. . . . . . . . . . .       10,900                        (1,000)                                     10,000

Accrued  cumulative dividends on
preferred stock                                      (17,272)                                                    (17,272)

Capital contribution imputed for
interest expense. . . . . . . . .        8,138                                                                     8,138

Net loss. . . . . . . . . . . . .                   (314,107)                                                   (314,107)
                                   -----------  -------------  --------------  ---------------  ---------  --------------

Balance, March 31, 2001 . . . . .  $ 5,844,500  $ (4,914,326)  $      (3,520)         (65,279)  $(64,624)  $      882,573
                                   ===========  =============  ==============  ===============  =========  ==============

The accompanying notes are an integral part of the financial statements.


                                        VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                   Three Months Ended March 31,
                                                        -------------------------------------------------
                                                                     2001               2000 - (Restated)
                                                        ------------------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss . . . . . . . . . . . . . . . . . . . . . . .  $                    (314,107)  $        (374,316)
                                                        ------------------------------  ------------------

Adjustments to reconcile net loss to net cash
used by operating activities:
  Depreciation and amortization. . . . . . . . . . . .                         78,611              79,250
  Stock issued for compensation. . . . . . . . . . . .                         10,000                   -
  Interest expense accrued and imputed on
  related party loans. . . . . . . . . . . . . . . . .                         10,880              10,648
  Deferred  promotional cost . . . . . . . . . . . . .                              -               3,895
  Decrease (increase) in:
      Accounts receivable. . . . . . . . . . . . . . .                        153,304              (5,652)
      Inventory. . . . . . . . . . . . . . . . . . . .                              -             (74,867)
      Current assets attributable to discontinued
      operations . . . . . . . . . . . . . . . . . . .                              -              (1,182)
      Prepaid expenses and other current assets. . . .                         22,288             (29,628)
  Increase (decrease) in:
      Accounts payable and accrued expenses. . . . . .                         37,861             113,273
      Deferred income. . . . . . . . . . . . . . . . .                        (43,762)              4,502
      Current liabilities attributable to discontinued
      operations . . . . . . . . . . . . . . . . . . .                              -            (271,824)
      Other current liabilities. . . . . . . . . . . .                        (74,104)            (26,488)
                                                        ------------------------------  ------------------
  Total adjustments. . . . . . . . . . . . . . . . . .                        195,078            (198,073)
                                                        ------------------------------  ------------------
  Net cash used by operating activities. . . . . . . .                       (119,029)           (572,389)
                                                        ------------------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of fixed assets . . . . . . . . . . . . . .                              -             (23,822)
  Decrease in other assets . . . . . . . . . . . . . .                            380                   -
                                                        ------------------------------  ------------------
Net cash provided (used) by investing activities . . .                            380             (23,822)
                                                        ------------------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Note payable proceeds (repayments), net. . . . . . .                         57,718            (130,000)
  Proceeds of related party loans. . . . . . . . . . .                         10,000                   -
                                                        ------------------------------  ------------------
Net cash provided (used) by financing activities . . .                         67,718            (130,000)
                                                        ------------------------------  ------------------

NET DECREASE IN CASH . . . . . . . . . . . . . . . . .                        (50,931)           (726,211)
Cash, beginning of period. . . . . . . . . . . . . . .                        271,032             800,561
                                                        ------------------------------  ------------------
Cash, end of period. . . . . . . . . . . . . . . . . .  $                     220,101   $          74,350
                                                        ==============================  ==================

The accompanying notes are an integral part of the financial statements.


                                           VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)


                                                                                   Three Months Ended March 31,
                                                                           ------------------------------------------
                                                                                       2001           2000 -(Restated)
                                                                           -----------------------  ------------------
Supplemental disclosures of cash flow information:

  Cash paid during the year for:
    Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                15,067  $            3,271
    Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        -                   -

Supplemental disclosures of non-cash investing and financing activities:

  100,000 shares of common stock deemed issued for executive compensation                   10,000                   -

  11,111 shares of common stock issued for payment of accounts payable. .                        -              10,000

  150,000 shares of common stock issued for franchise settlement. . . . .                        -              65,500

  152,000 shares of common stock deemed issued for
    deferred promotional agreement. . . . . . . . . . . . . . . . . . . .                        -              93,480

  Cumulative $6 Class C preferred stock dividend accrued/paid in-kind . .                   17,487              18,424

The accompanying notes are an integral part of the financial statements.

                     VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

 (Note  1)     The  Company  and  Basis  of  Presentation
               ------------------------------------------

VillageWorld.Com, Inc., provides community-oriented Internet access under private labels and installs, maintains and services computer network systems consisting of full hardware and proprietary software solutions. The Company has two principal subsidiaries, VillageNet, Inc. ("VillageNet") and Intelligent Computer Solutions, Inc. ("ICS"). VillageNet provides Internet on-line services, offering its subscribers a variety of services including electronic mail, software, computing support, and easy access of the Internet. VillageNet provides small businesses with fully managed services that include Internet connections, remote dial access and Web hosting services. ICS offers full service system integration, specializing in high-end computer networking infrastructures, Internet solutions, and Local and Wide Area Network installations. All inter-company balances and transactions are eliminated in consolidation. The Company considers itself to operate in one business segment.

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

The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results of operations for the full year ending December 31, 2001. The accompanying financial statements should be read in conjunction with the Company's financial statements for the year ended December 31, 2000 appearing in the Company's Annual Report on Form 10-KSB.

(Note  2)          Restatements  and  Reclassifications
                   ------------------------------------

The Company retrospectively reduced the amount of goodwill recognized in its 1999 merger with Big City Bagels, Inc. by $461,250. Such restatement and the related reduction in amortization expense for the applicable periods were reported in the Company's Form 10-KSB for the year ended December 31, 2000. The accompanying statement of operations for the three months ended March 31, 2000 has been restated to reflect the reduction in amortization expense of $11,531 applicable thereto. As further reported on the Company's 2000 Form 10-KSB, the Company commenced recognition of additional interest expense (up to a fair-market rate therefor) on certain related company loans in fiscal 2000. The accompanying March 31, 2000 statement of operations has also been restated to include imputed interest expense of $8,039. The net effect of these two adjustments for the three months ended March 31, 2000 was to increase net loss by $3,492.

Certain components of revenue initially reported in the March 31, 2000 income statement have been reclassified to reflect the increased significance of revenues from maintenance and consulting agreements.

(Note  3)          Bank  Loan
                   ----------

The Company has applied to its bank for a one-year renewal of its credit facility, which expired April 30, 2001. Pending the completion of its review of the Company's application, the bank has extended the maturity date of the Company's bank borrowings until June 29, 2001. The facility presently provides for a $200,000 credit line, of which $182,718 was outstanding at March 31, 2001. In May of 2001, the Company borrowed an additional $10,000 under the bank line.

(Note  4)          Conversion  of  Preferred  Stock
                   --------------------------------

On January 10th, 22nd, 23rd, February 23rd, March 1st and 6th of 2001, a total of 385.26 shares of Class C Preferred Stock together with accrued preferred dividends thereon were converted into 402,383 common shares. In accordance with the terms of the preferred stock issue, such conversions were made at discounts of 19% and then 21% from the average of the closing bid prices for the Company's common stock during the five trading days prior to the holder's election to convert. After these conversions, 11,514.74 of Class C shares remain outstanding. Effective May 22, 2001, the discount increases from 21% to its maximum amount of 25%.

(Note  5)          Common  Stock
                   -------------

On March 1, 2001, the Company modified the terms of an existing conditional grant of 100,000 common stock purchase options to one of its principal executive officers. Pursuant to the modification, such previously granted options, which were contingent on the Company's stock price reaching $4.00 per share by December 31, 2001, were cancelled and 100,000 unconditional common stock purchase options exercisable at $.01 per share for a five-year term were granted. Due to the options' nominal exercise price, the Company recognized compensation expense of $10,000, measured by the excess of the fair value of the common stock at the date of grant over the exercise price. Also, in accordance with Statement of Financial Accounting Standards No. 128, the 100,000 shares are treated as outstanding when computing basic earnings per share.

(Note  6)          Common  Stock  Options
                   ----------------------

Pursuant to the Company's 1996 Performance Equity Plan, on March 31st of each calendar year during the term of the 1996 Plan, assuming there are enough shares then available for grant under the 1996 Plan, each person who is then a director of the Company is awarded stock options to purchase 2,000 shares of common stock at the fair market value thereof, all of which options are immediately exercisable as of the date of grant and have a term of ten years. These are the only awards which may be granted to a director of the Company under the 1996 Plan. On March 30, 2001, the directors of the Company received this automatic grant of options to purchase an aggregate of 10,000 shares of common stock at an exercise price of $0.10 per share. At March 31, 2001, options to purchase 8,232 shares were available for future grant under the 1996 Plan.

The Company's 1998 Performance Equity Plan provides for the issuance of up to 400,000 shares of common stock to employees, officers, directors and consultants. The awards may consist of incentive stock options, nonqualified options, restricted stock awards, deferred stock awards, stock appreciation rights and other awards, including outright grants as described in the 1998 Plan. The board of directors determines terms and vesting periods. At March
31, 2001, there were 100,000 options outstanding and 175,000 shares and/or options available for future grant under the 1998 Plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the Company's condensed consolidated financial statements and the notes thereto. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Forward-Looking  Statements

     When used in this Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission, the words or phrases "will likely result," "management expects" or "the Company expects," "will continue," "is anticipated," "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. The Company has no obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Results  of  Operations

     Total revenues increased by $853,006, or 207.4%, to $1,264,371 in 2001 from $411,365 one year ago, primarily attributable to increases in hardware sales of $416,852, or 231.8%, to $596,672 and in subscription services of $429,803, or 469.3%, to $521,384. The increase in hardware sales principally reflects three large orders shipped during the current quarter. The increase in subscription service revenue was primarily attributable to an increase in the number of subscribers, dedicated users and partnerships with several community-based Internet services. Other revenues in the aggregate increased by $6,351, or 4.5%, to $146,315 from $139,964.

   Cost of sales was $925,811, representing 73.2% of total revenue for the three months ended March 31, 2001, compared to $247,364, constituting 60.1% of total revenues for the three months ended March 31, 2000. Cost of sales of ICS was $528,184, or 74.9% of hardware sales, installation services and maintenance / consulting for the three months ended March 31, 2001, compared to $177,646, or 58.9%, one year ago. The decrease in gross margin as a percentage of sales for ICS is a function of the significantly greater mark-up earned by the Company on labor-intensive services such as maintenance, installation and consulting compared to hardware sales and the relative mix of ICS's revenues. Due to a customer-based cyclical change in such mix, revenues from the latter type of services comprised 15.4% of ICS's revenues in the 2001 quarter compared to 40.4% in the 2000 quarter. The percentage of hardware sales to total revenue for ICS was unusually high during the quarter. Management anticipates continued fluctuation in the mix of ICS's revenues and related cost of sales. Cost of sales of VillageWorld was $397,627, or 76.3% of revenues for subscription services for the three months ended March 31, 2001, compared to $69,718, or 76.1% one year ago, reflecting the stable relationship these costs bear to their related revenues.

      Selling, general and administrative expenses (SG&A) were $567,372 for the three months ended March 31, 2001, an increase of $99,713, or 21.3%, from $467,659 for the three months ended March 31, 2000. Payroll and related benefits, which comprise the largest single item in this expense classification, mirrored the increase in this category as a whole by rising 22.9% to $354,231 in 2001 from $288,169 in 2000. As a percentage of sales, these costs fell sharply by 68.8% to 44.9% in 2001 from 113.7% in 2000. Of the total SG&A expenses in 2001, $391,438 was for ICS and $175,934 was for VillageWorld, as compared to $292,635 and $175,024, respectively, one year ago. As a percentage of sales these costs fell by 43.2% to 52.7% for ICS and by 157.5% to 33.7% for VillageWorld. The large reductions as a percentage of sales are principally due to increased sales.

     Amortization of goodwill, after the restatement applicable to 2000, was unchanged at $59,348. (See Note 2 to the condensed consolidated financial statements). As a percentage of sales this expense fell by 9.7% to 4.7% in 2001 from 14.4% in 2000.

      Interest expense increased by $14,637, or 129.4%, to $25,947 for the three months ended March 31, 2001 from $11,310, as restated, for the three months ended March 31, 2000. (See Note 2 to the condensed consolidated financial statements). The increase was due to the higher average amount outstanding on the Company's bank debt, as well as certain late payment finance charges incurred on the Company's trade payables. Bank borrowings of $182,718 at March 31, 2001 were increased by $10,000 in May. The Company is endeavoring to work closely with its trade creditors, some of whom are pressing the Company for payment while the Company's tight cash position continues. (See Note 3 to the condensed consolidated financial statements and Liquidity and Capital Resources).

     Net loss for the three months ended March 31, 2001 was $314,107 compared to a net loss of $374,316 for the three months ended March 31, 2000, a decrease of $60,209, or 16.1%. The primary reason for the decrease in the current period loss is the significant increase in revenue by $853,006 or 207.4%. As a percentage of sales, net loss fell by 66.2% to 24.8% in 2001 from 91.0% one year ago.

Liquidity  and  Capital  Resources

     Cash and cash equivalents at March 31, 2001 were $220,101 compared to $271,032 at December 31, 2000. This decrease in cash was primarily attributable to the funding of our net loss from operations.

     Accounts receivable decreased by $153,304 to $254,728 at March 31, 2001 from $408,032 at December 31, 2000. The decrease was due to faster turnover of receivables, reflecting the Company's aggressive collection policies.

     Inventory was unchanged at $49,872 at March 31, 2001 from December 31, 2000 due to the timing of hardware installations and purchases in the quarterly period; hardware sales slowed during the last month of the quarter, due in part to a technical problem incurred by one of the Company's customers.

     Prepaid expenses and other current assets decreased by $22,288 to $45,963 at March 31, 2001 from $68,251 at December 31, 2000, reflecting principally amortization of prepaid insurance.

     Accounts payable and accrued expenses increased by $37,861 to $818,580 at March 31, 2001 from $780,719 at December 31, 2000, primarily attributable to the prioritizing of payment of operating expenses and salaries over accounts payable as well as an overall increase in the volume of transactions during the quarter.

     Notes and loans payable increased to $775,718 at March 31, 2001 from $705,258 at December 31, 2000, primarily attributable to the Company borrowing an additional $60,000 in January of this year from the bank, bringing the total outstanding under the revolving credit facility to $182,718. Borrowings under the line, which may not exceed $200,000, were due April 30, 2001. The Company has applied to the bank for a one-year renewal of such credit facility. Pending the completion of its review of the Company's application, the bank has extended the maturity date of the Company's bank borrowings until June 29, 2001. Management expects the renewal will be granted. In May of 2001, the Company borrowed an additional $10,000 under the bank line.

     The Company borrowed an additional $10,000 from a related company during the quarter ended March 31, 2001. Payments on the outstanding related party loans and advances, totaling $593,000 at March 31, 2001, have been deferred until May 1, 2002.

     At March 31, 2001, the Company had a working capital deficit of $695,578. The Company has strived to implement cost savings measures to address this deficiency. The Company closed its California office during the fourth quarter of fiscal 2000, which, the Company anticipates, should result in annual savings of approximately $235,000 in salaries, rent and operating expenses. Other measures to reduce the working capital deficit include a reorganization of its sales department and a review of its Internet connectivity cost. Measures to attain profitability also include concerted efforts to expand the Company's networking business into the international market in conjunction with a related company.

     Operating activities used cash of $119,029 for the quarter ended March 31, 2001 compared to $572,389 used for the same period one year ago. This decrease reflects the substantial payment of liabilities associated with our discontinued bagel operations one year ago. The current period use of cash was principally to fund our net loss.

     For the three months ended March 31, 2001, cash provided by investing activities was $380 compared to cash used of $23,822 for the same period in 2000. Virtually all of the change was due to decreased capital expenditures in 2001.

     Financing activities provided cash of $67,718 for the three months ended March 31, 2001. The Company borrowed an additional $60,000 in January of 2001 under the bank line, bringing the total outstanding to $182,718. Related company advances provided $10,000.

     In March of 2001, the Company issued options to purchase 100,000 shares of stock, exercisable at $.01 per share, to an executive officer and recorded compensation expense of $10,000, equal to the excess of the fair value of the underlying shares at date of grant over such exercise price.

     Since the merger, the Company has funded its operating losses and working capital needs primarily through the private placement of equity securities. The Company requires additional working capital to finance operations and anticipates that further related party advances may be available in connection with the international expansion of the Company's business.

     The Company has requested its bank to formally extend the maturity of its credit facility to April 30, 2002. The bank is reviewing the Company's request and management expects the renewal will be granted. As an interim measure, the bank has extended the credit line's maturity date to June 29, 2001.

Part  II.          Other  Information

Item  2.      Changes  in  Securities

See Notes 4, 5 and 6 to the condensed consolidated financial statements included in Part I hereof.

The Company received no cash in any of the transactions described in Notes 4, 5 and 6. The Company's issuances of common shares and common stock purchase options described therein were all exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof as transactions by an issuer not involving any public offering.

Item  4.      Submission of Matters to a Vote of Security Holders

On February 1, 2001, the Company held its annual meeting of shareholders at the offices of its counsel, Feder, Kaszovitz, Isaacson, Weber, Skala & Bass LLP, 750 Lexington Avenue, New York, NY. The purpose of the meeting was to elect five directors for the ensuing year and ratify the appointment of the Company's independent auditor for the fiscal year ended December 31, 2000.

The five directors nominated by management and comprising the entire board were elected. There was no solicitation in opposition to the slate proposed by management. The name of each director elected and the number of votes cast for or withheld is set forth below:



                       Votes      Votes     Total Number
Name of Director        For      Withheld   of Votes Cast
-----------------    ----------  --------   -------------
Peter J. Keenan . .  69,105,971    59,655     69,165,626
David A. Levi . . .  69,096,467    69,159     69,165,626
Hector M. Gavilla .  69,113,267    52,359     69,165,626
Moshe Schwartz. . .  69,096,082    69,544     69,165,626
Dr. Steven Levi . .  69,094,567    71,059     69,165,626

The selection by the Board of Directors of Laurence Rothblatt & Co. as the Company's independent auditor for the year ended December 31, 2000 was ratified. A total of 69,165,626 votes were cast as follows:

                       For         Against       Abstain
                    ----------     -------       -------
                    69,048,587     104,895       12,144

No  other  matters  were  voted  upon  at  the  meeting.

Item  6.       Exhibits  and  Reports  on  Form  8-K

(a)            Exhibits

               None

(b)            Reports  on  Form  8-K

               None

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this export to be signed on its behalf by the undersigned thereunto duly authorized.



                                   VillageWorld.com,  Inc.
                                   -----------------------
                                   (Registrant)



Dated:  May  15,  2001             By: /s/  Peter  J.  Keenan
                                       ----------------------
                                   Peter J. Keenan, Chairman of the Board,
                                   President  and  Principal  Executive  Officer



                                   By:  /s/  Edilberto  R.  Enriquez
                                      ------------------------------
                                   Edilberto  R.  Enriquez,
                                   Treasurer  and  Chief  Financial  Officer