Form 10QSB
period 2001-06-30
VILLAGEWORLD COM INC
filed 2001-08-14
CIK 1006708

<SROS>     NONE
<FILER>
</FILER>
<PERIOD>     06/30/2001

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

     X     Quarterly report under Section 13 or 15(d) of the Securities Exchange
     -     Act  of  1934  for  the  quarterly period  ended  June  30,  2001
                                                           -----------------

     - Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For  the  transition  period  from                to
                                                  -----------  -----------

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


------------------------------------------------------------------------------
    (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                     Report)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___
                                                                        -

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: At August 10, 2001, the issuer had outstanding 21,940,717 shares of Common Stock, par value $.001 per share. (Assuming the conversion of all outstanding Class B Preferred Stock the outstanding common stock at August 10, 2001 would increase to 92,065,693 shares).

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes[  ]  No[X]

                             VILLAGEWORLD.COM, INC.
                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                           Quarter Ended June 30, 2001

                              ITEMS IN FORM 10-QSB




                                                                           Page
                                                                           ----

Part  I           Financial  Information                                      3

Item  1.          Financial  Statements                                       3

Item  2.          Management's  Discussion  and  Analysis  of  Financial
                  Condition  and  Results  of  Operations                    12


Part  II          Other  Information                                         16

Item  1.          Legal  Proceedings                                        N/A

Item  2.          Changes  in  Securities                                    16

Item  3.          Defaults  Upon  Senior  Securities                        N/A

Item  4.          Submission of Matters to a Vote of Security Holders       N/A

Item  5.          Other  Information                                        N/A

Item  6.          Exhibits  and  Reports  on  Form  8-K                      16


Signatures                                                                   17

TEXT>

                          VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEET





                                                        June 30, 2001    December 31, 2000
ASSETS
Current Assets:
Cash and cash equivalents . . . . . . . . . . . . . .  $      138,349   $          271,032
Accounts receivable, net of allowance for
 uncollectibles. . . . . . . . . . . . . . . . . . . .        295,371              408,032
Inventory . . . . . . . . . . . . . . . . . . . . . .          36,779               49,872
Prepaid expenses and other current assets . . . . . .          42,014               68,251
                                                       ---------------  -------------------
  Total Current Assets. . . . . . . . . . . . . . . .         512,513              797,187


Fixed assets, net of accumulated depreciation . . . .         264,888              303,373
Goodwill, net of accumulated amortization . . . . . .       1,899,139            2,017,835
Other assets. . . . . . . . . . . . . . . . . . . . .          14,875               15,295
                                                       ---------------  -------------------
  TOTAL . . . . . . . . . . . . . . . . . . . . . . .  $    2,691,415   $        3,133,690
                                                       ===============  ===================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Note payable - bank . . . . . . . . . . . . . . . . .  $      192,718   $          125,000
Accounts payable and accrued expenses . . . . . . . .         846,811              780,719
Deferred income . . . . . . . . . . . . . . . . . . .         134,945              200,404
Loans payable, related party. . . . . . . . . . . . .         117,144                    -
Other current liabilities . . . . . . . . . . . . . .         201,281              182,406
                                                       ---------------  -------------------
  Total Current Liabilities . . . . . . . . . . . . .       1,492,899            1,288,529


Loans payable, related party. . . . . . . . . . . .           585,776              580,258
Accrued cumulative preferred stock dividends. . . . .          87,614               71,400
                                                       ---------------  -------------------
  Total Liabilities . . . . . . . . . . . . . . . . .       2,166,289            1,940,187
                                                       ---------------  -------------------

Commitments and Contingencies . . . . . . . . . . . .               -                    -


Stockholders'  Equity:
Convertible Class B preferred stock; $.001 par
 value; 1,000,000 shares authorized; 508,152
 shares issued and outstanding . . . . . . . . . . . .            508                  508
Convertible Class C preferred stock; $.001 par
 value, non-voting; redeemable at $125; 25,000 shares
 authorized; 9,735 and 11,900 shares outstanding,
 respectively . . . . . . . . . . . . . . . . . . . .              10                   12
Common stock; $.001 par value; 200,000,000 shares
 authorized; 21,729,733 and 19,520,236 shares issued,
 respectively. . . . . . . . . . . . . . . . . . . . .         21,730               19,520
Additional paid in capital. . . . . . . . . . . . . .       5,867,327            5,823,339
Accumulated deficit . . . . . . . . . . . . . . . . .      (5,296,305)          (4,582,732)
Stock subscription receivable . . . . . . . . . . . .          (3,520)              (2,520)
Treasury stock (65,279 shares at cost). . . . . . . .         (64,624)             (64,624)
                                                       ---------------  -------------------
  Total stockholders' equity. . . . . . . . . . . . .         525,126            1,193,503
                                                       ---------------  -------------------

  TOTAL . . . . . . . . . . . . . . . . . . . . . . .  $    2,691,415   $        3,133,690
                                                       ===============  ===================


The accompanying notes are an integral part of the financial statements.


                                    VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                            Three Months Ended                       Six Months Ended
                                        June 30, 2001        June 30, 2000      June 30, 2001    June 30, 2000
                                                              (Restated)                          (Restated)
                                     --------------------  ------------------  ---------------  ---------------
REVENUES:
Hardware sales. . . . . . . . . . .  $           169,415   $         517,178   $      766,087   $      697,002
Subscription services . . . . . . .              457,375             178,494          978,759          270,075
Maintenance and consulting. . . . .               74,559              74,869          153,601          158,570
Installation services . . . . . . .               65,927              51,896           95,761          106,486
Private label cd roms . . . . . . .                    -             393,500                -          393,500
Other revenues . . . . . . . . . .                 5,281              65,470           42,720           67,143
                                     --------------------  ------------------  ---------------  ---------------
  Total revenues. . . . . . . . . .              772,557           1,281,407        2,036,928        1,692,776
                                     --------------------  ------------------  ---------------  ---------------

COSTS AND EXPENSES:
Cost of sales . . . . . . . . . . .              566,647           1,058,754        1,492,458        1,306,118
Selling, general and administrative              482,838             800,432        1,050,210        1,268,092
Amortization of excess of cost over
 fair value of net assets acquired .              59,348              59,348          118,696          118,696
Interest expense. . . . . . . . . .               28,933              11,979           54,880           23,289
                                     --------------------  ------------------  ---------------  ---------------
  Total costs and expenses. . . . .            1,137,766           1,930,513        2,716,244        2,716,195
                                     --------------------  ------------------  ---------------  ---------------

Net loss. . . . . . . . . . . . . .             (365,209)           (649,106)        (679,316)      (1,023,419)

Preferred stock dividends paid
 in-kind and accrued . . . . . . . .              16,770              17,276           34,257           35,700
                                     --------------------  ------------------  ---------------  ---------------

Net loss attributable to common
 stockholders. . . . . . . . . . . .  $         (381,979)  $        (666,382)  $     (713,573)  $   (1,059,119)
                                     ====================  ==================  ===============  ===============

Basic and diluted net loss per
 common share. . . . . . . . . . . .  $                -   $           (0.01)  $        (0.01)  $        (0.01)
                                     ====================  ==================  ===============  ===============


Basic and diluted weighted average
 common shares outstanding,
 giving effect to the conversion
 to common stock of all Class B
 Preferred Stock outstanding . . . .          90,526,824          89,430,175       90,207,563       89,006,900
                                     ====================  ==================  ===============  ===============


The accompanying notes are an integral part of the financial statements.


                                       VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                        For the Six Months Ended June 30, 2001



                                                 Class B                        Class C
                                           Preferred Stock                 Preferred Stock            Common Stock
                                             ----------------               -----------------         ------------
                                         Shares            Amount           Shares     Amount     Shares    Amount
                                      ----------------  -----------------  ------------  -------  -------  -------
Balance, January 1, 2001 . . . . . .          508,152   $         508       11,900  $    12    19,520,236  $19,520

Shares issued upon conversion of
 preferred stock and in payment of
 accrued dividends thereon (January
 1, 2001 to March 31, 20001)                                                  (385)               402,383      403

Shares issued upon conversion
 of preferred stock and in payment of
 accrued dividends thereon (April
 1, 2001 to June 30, 2001)                                                  (1,780)      (2)    1,707,114    1,707

Shares issued for executive
 compensation . . . . . . . . . . . .                                                             100,000      100

Accrued  cumulative dividends
 on preferred stock

Capital contribution imputed for
 interest expense

Net loss . . . . . . . . . . . . . .                -               -             -       -             -        -
                                      ---------------  --------------  ------------  ------    ----------  -------

Balance, June 30, 2001 . . . . . . .          508,152   $         508         9,735  $    10   21,729,733  $21,730
                                      ===============  ==============  ============  =======  ===========  =======







                                    Additional                      Stock                                 Total
                                     Paid-In      Accumulated    Subscription      Treasury Stock    Stockholders'
                                     Capital        Deficit       Receivable     Shares      Amount      Equity
                                ------------  -------------  --------------     --------    -------      ------
Balance, January 1, 2001 . . . .  $ 5,823,339   $ (4,582,732)  $   (2,520)     (65,279)  $   (64,624)  $1,193,503

Shares issued upon conversion of
 preferred stock and in payment of
 accrued dividends thereon (January
 1, 2001 to March 31, 2001)             2,123           (215)                                               2,311

Shares issued upon conversion
 of preferred stock and in payment of
 accrued dividends thereon April
 1, 2001 to June 30, 2001              13,812         (2,167)                                              13,350

Shares issued for executive
 compensation . . . . . . . . . . . .  10,900                      (1,000)                                 10,000

Accrued  cumulative dividends
 on preferred stock . . . . . . . . .                (31,875)                                             (31,875)

Capital contribution imputed for
 interest expense . . . . . . . . . .  17,153                                                              17,153

Net loss . . . . . . . . . . . . . .        -       (679,316)            -            -             -    (679,316)
                                 ------------   -------------  -----------  -----------  ------------  -----------
Balance, June 30, 2001 . . . . .  $ 5,867,327   $ (5,296,305)  $   (3,520)     (65,279)  $   (64,624)  $  525,126
                                  ===========   =============  ===========  ===========  ============  ===========


The accompanying notes are an integral part of the financial statements.


                                VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                   Six Months Ended June 30,
                                                                   2001              2000 - (Restated)
                                                        ---------------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss . . . . . . . . . . . . . . . . . . . . . . .  $                 (679,316)  $      (1,023,419)
                                                        ---------------------------  ------------------

Adjustments to reconcile net loss to net cash
used by operating activities:
  Depreciation and amortization. . . . . . . . . . . .                     157,221             158,839
  Stock issued for compensation. . . . . . . . . . . .                      10,000             137,500
  Interest expense accrued and imputed on
   related party loans. . . . . . . . . . . . . . . . .                     22,671              21,329
  Gain on disposal of fixed assets, net. . . . . . . .                           -              (6,500)
  Deferred  promotional cost . . . . . . . . . . . . .                           -              15,580
  Decrease (increase) in:
      Accounts receivable. . . . . . . . . . . . . . .                     112,661            (284,309)
      Inventory. . . . . . . . . . . . . . . . . . . .                      13,093             (64,644)
      Prepaid expenses and other current assets. . . .                      26,237             (34,378)
  Increase (decrease) in:
      Accounts payable and accrued expenses. . . . . .                      66,092             512,001
      Deferred income. . . . . . . . . . . . . . . . .                     (65,459)              9,082
      Current liabilities attributable to discontinued
       operations. . . . . . . . . . . . . . . . . . .                           -            (391,706)
      Other current liabilities. . . . . . . . . . . .                      18,875             (47,324)
                                                        ---------------------------  ------------------
  Total adjustments. . . . . . . . . . . . . . . . . .                     361,391              25,470
                                                        ---------------------------  ------------------
  Net cash used by operating activities. . . . . . . .                    (317,925)           (997,949)
                                                        ---------------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of fixed assets . . . . . . . . . . . . . .                           -             (36,657)
  Proceeds from sale of fixed assets . . . . . . . . .                           -               6,500
  Decrease in other assets . . . . . . . . . . . . . .                         380                   -
                                                        ---------------------------  ------------------
Net cash provided (used) by investing activities . . .                         380             (30,157)
                                                        ---------------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Note payable proceeds (repayments), net. . . . . . .                      67,718            (200,000)
  Proceeds from issuance of common stock . . . . . . .                           -             496,875
  Proceeds of related party loans. . . . . . . . . . .                     117,144                   -
                                                        ---------------------------  ------------------
Net cash provided  by financing activities       . . .                     184,862             296,875
                                                        ---------------------------  ------------------

NET DECREASE IN CASH . . . . . . . . . . . . . . . . .                    (132,683)           (731,231)
Cash, beginning of period. . . . . . . . . . . . . . .                     271,032             800,561
                                                        ---------------------------  ------------------
Cash, end of period. . . . . . . . . . . . . . . . . .  $                  138,349   $          69,330
                                                        ===========================  ==================


The accompanying notes are an integral part of the financial statements.


                                         VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)



                                                                              Six Months Ended June 30,
                                                                                2001             2000 - (Restated)
                                                                    --------------------------  ------------------
Supplemental disclosures of cash flow information:

  Cash paid during the period for:
    Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $             28,072  $            7,097
    Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    -               1,950

Supplemental disclosures of non-cash investing and financing activities:

  100,000 shares of common stock deemed issued for executive compensation               10,000                   -

  11,111 shares of common stock issued for payment of accounts payable. .                    -              10,000

  150,000 shares of common stock issued for franchise settlement. . . . .                    -              65,500

  152,000 shares of common stock deemed issued for
    deferred promotional agreement. . . . . . . . . . . . . . . . . . . .                    -              93,480

  Cumulative $6 Class C preferred stock dividend accrued/paid in-kind . .               34,257              35,700


The accompanying notes are an integral part of the financial statements.

                     VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

(Note  1)      The  Company  and  Basis  of  Presentation
               ------------------------------------------

VillageWorld.Com, Inc., provides community-oriented Internet access under private labels and installs, maintains and services computer network systems consisting of full hardware and proprietary software solutions. The Company has two principal subsidiaries, VillageNet, Inc. ("VillageNet") and Intelligent Computer Solutions, Inc. ("ICS"). VillageNet provides Internet on-line services, offering its subscribers a variety of services including electronic mail, software, computing support, and easy access of the Internet. VillageNet provides small businesses with fully managed services that include Internet connections, remote dial access and Web hosting services. ICS offers full service system integration, specializing in high-end computer networking infrastructures, Internet solutions, and Local and Wide Area Network installations. All intercompany balances and transactions are eliminated in consolidation. The Company considers itself to operate in one business segment.

The information herein is unaudited. However, in the opinion of management, such information reflects all adjustments (consisting only of normal recurring adjustments) necessary to make the financial statements not misleading. Additionally, in accordance with applicable standards for interim reporting, the accompanying financial statements do not include all disclosures in conformity with generally accepted accounting principles. The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results of operations for the full year ending December 31, 2001. The accompanying financial statements should be read in conjunction with the Company's financial statements for the year ended December 31, 2000 appearing in the Company's Annual Report on Form 10-KSB.

(Note  2)          Going  Concern
                   --------------

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's losses from operations and related use of cash for operating activities have resulted in an extremely tight cash position and a deficit in working capital of $980,386 at June 30, 2001. The Company's current financial position raises the question as to its ability to continue as a going concern. The Company, in conjunction with an affiliate, has been actively pursuing an international expansion of its networking business and one major contract has been provisionally awarded. Upon finalization of such contract, the Company anticipates receipt of sufficient contract-related payments to alleviate its current cash flow shortfall. However the Company must also attain profitable operations to insure its long-term viability. Management is confident it will be successful in these endeavors, but no assurances can be given in this regard. (See Notes 4, 5 and 6 to the condensed consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations).

(Note  3)          Restatements  and  Reclassifications
                   ------------------------------------

The Company retrospectively reduced the amount of goodwill recognized in its 1999 merger with Big City Bagels, Inc. by $461,250. Such restatement and the related reduction in amortization expense for the applicable periods were reported in the Company's Form 10-KSB for the year ended December 31, 2000. The accompanying statement of operations for the three and six month periods ended June 30, 2000 have been restated to reflect the reduction in amortization expense of $11,531 and $23,062 applicable thereto. As further reported on the Company's 2000 Form 10-KSB, the Company commenced recognition of additional interest expense (up to a fair-market rate therefor) on certain related company loans in fiscal 2000. The accompanying statement of operations for the three and six month periods ended June 30, 2000 has also been restated to include imputed interest expense of $8,055 and $16,094. The net effect of these two adjustments for the three and six month periods ended June 30, 2000 was to decrease net loss by $3,476 and $6,968, respectively.

(Note  3)          Restatements  and  Reclassifications  -  (continued)
                   ------------------------------------

Certain components of revenue initially reported in the June 30, 2000 income statement have been reclassified to reflect the increased significance of revenues from maintenance and consulting agreements.

(Note  4)          Pending  International  Expansion  of  Networking  Operations
                   -------------------------------------------------------------

On June 7, 2001, the Company announced that in conjunction with its affiliate, ATTI International, it had been selected to provide networking services to the Royal Saudi Air Force ("RSAF") under a multi-year, multi-million dollar contract. The overall project is the implementation of a Local Area Network/Wide Area Network solution for the RSAF and will constitute a comprehensive upgrade and redevelopment of systems currently in use by the RSAF. The Company will provide the network design, engineering and implementation.

The Company and its affiliate are designated sub-contractors to the project administrator, an international consulting firm. Finalization of its contract is anticipated by mid August 2001.

(Note  5)          Bank  Loan
                   ----------

The bank has extended the maturity date of the Company's bank borrowings to August 28, 2001. The facility presently provides for a $200,000 credit line, of which $192,718 was outstanding at June 30, 2001. The Company has requested a $100,000 increase in the credit line to $300,000 and a formal extension of the due date to April 30, 2002, the anniversary date of the facility. The bank has requested projections of the Company's operations reflecting the inclusion of the RSAF networking project and definitive evidence of the letting of the contract to the Company.

At various dates during May and June of 2001, balances at two of the checking accounts maintained by the Company at this bank were overdrawn. The largest amounts of these combined overdrafts were $32,543 in May and $25,991 in June. At no time did the overdrawn balances exceed amounts of positive balances maintained by the Company at other accounts at this bank, and all checking accounts had positive cash balances at June 30, 2001.

(Note  6)          Loans  Payable,  Related  Party
                   -------------------------------

The Company borrowed $117,144 from its affiliates during the six months ended June 30, 2001, of which $10,000 and $107,144, respectively, was advanced in the first and second quarter. Of the total loans and advances payable to related parties amounting to $702,920, $117,144 is a current liability. Repayments on the outstanding related party loans and advances have been deferred until August 1, 2002.

(Note  7)          Conversion  of  Preferred  Stock
                   --------------------------------

          (A)  First  Quarter  Conversions

On January 10th, 22nd, 23rd, February 23rd, March 1st and 6th of 2001, a total of 385.26 shares of Class C Preferred Stock together with accrued preferred dividends thereon were converted into 402,383 common shares. In accordance with the terms of the preferred stock issue, such conversions were made at discounts of 19% and then 21% from the average of the closing bid prices for the Company's common stock during the five trading days prior to the holder's election to convert. After these conversions, 11,514.74 of Class C shares remained outstanding. Effective May 22, 2001, the discount increased from 21% to its maximum amount of 25%.

(Note  7)          Conversion  of  Preferred  Stock  -  (continued)
                   --------------------------------

(B)  Second  Quarter  Conversions

On May 25th, 30th, 31st and June 1st, 4th, 5th, 7th, 15th, 20th, 26th and 28th of 2001, a total of 1,779.90 shares of Class C Preferred Stock together with accrued preferred dividends thereon were converted into 1,707,114 common shares. In accordance with the terms of the preferred stock issue, such conversions were made at discounts of 25% from the average of the closing bid prices for the Company's common stock during the five trading days prior to the holder's election to convert. After these conversions, 9,734.84 of Class C shares remain outstanding.

(C)  Subsequent  Conversions

On July 11th and August 1st and 7th of 2001, a total of 255.75 additional shares of Class C Preferred were converted into 276,263 shares of common stock.

(Note  8)          Common  Stock
                   -------------

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

The officer to whom these options were granted, who also holds options to purchase another 100,000 common shares, also exercisable at $.01 per share, resigned from the Company on June 29, 2001, to pursue other opportunities, although he will be available to consult with the Company on an as-needed basis. Such resignation did not alter or modify the terms of the stock purchase options; the 200,000 shares are still treated as outstanding with a stock subscription receivable for $2,000 reported as a contra account in
stockholders'   equity.

An additional unrelated 152,000 common shares underlying an equivalent number of options also exercisable at $.01 per share are similarly treated, with a related subscription receivable of $1,520.

(Note  9)          Common  Stock  Options
                   ----------------------

Pursuant to the Company's 1996 Performance Equity Plan, on March 31st of each calendar year during the term of the 1996 Plan, assuming there are enough shares then available for grant under the 1996 Plan, each person who is then a director of the Company is awarded stock options to purchase 2,000 shares of common stock at the fair market value thereof, all of which options are immediately exercisable as of the date of grant and have a term of ten years. These are the only awards which may be granted to a director of the Company under the 1996 Plan. On March 30, 2001, the directors of the Company received this automatic grant of options to purchase an aggregate of 10,000 shares of common stock at an exercise price of $0.10 per share. At June 30, 2001, options to purchase 8,232 shares were available for future grant under the 1996 Plan.

The Company's 1998 Performance Equity Plan provides for the issuance of up to 400,000 shares of common stock to employees, officers, directors and consultants. The awards may consist of incentive stock options, nonqualified options, restricted stock awards, deferred stock awards, stock appreciation rights and other awards, including outright grants as described in the 1998 Plan. The board of directors determines terms and vesting periods. At June 30, 2001, there were 100,000 options outstanding and 175,000 shares and/or options available for future grant under the 1998 Plan.

(Note  9)          Common  Stock  Options  -  (continued)
                   ----------------------

The Company's board of directors has approved the award of an option to purchase 100,000 shares, exercisable at $.01 per share, as well as an outright grant of 75,000 shares in payment of a total of $16,500 of accrued compensation for services previously provided. These two grants will exhaust the availability of shares and/or options under the 1998 Plan.

(Note  10)     Recent  Accounting  Pronouncements
               ----------------------------------

In July 2001 the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill will be evaluated against the new criteria and may result in certain amounts initially recorded as goodwill being separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in periods in which the recorded value of goodwill and intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to July 1, 2001, will be adopted by the Company on January 1, 2002. Pursuant to these accounting standards, the Company will cease amortization of goodwill effective January 1, 2002; however, impairment reviews required by the standards may result in future periodic write-downs.

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

Recent  Accounting  Pronouncements

     In July 2001 the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill will be evaluated against the new criteria and may result in certain amounts initially recorded as goodwill being separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in periods in which the recorded value of goodwill and intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to July 1, 2001, will be adopted by the Company on January 1, 2002. Pursuant to these accounting standards, the Company will cease amortization of goodwill effective January 1, 2002; however, impairment reviews required by the standards may result in future periodic write-downs.

Results  of  Operations

 Three  Months Ended June 30, 2001 Compared With Three Months Ended June 30,2000

     Total revenues decreased by $508,850, or 39.7%, to $772,557 in 2001 from $1,281,407 one year ago, primarily attributable to decreases in hardware sales of $347,763, or 67.2%, to $169,415 and a 100% decrease in private label cd roms production from $393,500 for the three months ended June 30, 2000. The Company's sales department experienced certain personnel turnover during this quarter, which contributed to the decrease in hardware sales. The Company's subscription services continued their growth by 156.2% to $457,375 for the three months ended June 30, 2001 compared to $178,494 for the same period a year ago. The increase in subscription service revenue was primarily attributable to an increase in the number of subscribers, dedicated users and partnerships with several community-based Internet services. Other revenues decreased by $60,189, or 91.9%, to $5,281 from $65,470.

Cost of sales was $566,647, representing 73.3% of total revenue for the three months ended June 30, 2001, compared to $1,058,754, constituting 82.6% of total revenues for the three months ended June 30, 2000. Cost of sales of ICS was $133,594, or 43.1% of hardware sales, installation services and maintenance/consulting for the three months ended June 30, 2001, compared to $457,028, or 71.0%, one year ago. The increase in gross margin as a percentage of sales for ICS is a function of the significantly greater mark-up earned by the Company on labor-intensive services such as maintenance, installation and consulting compared to hardware sales and the relative mix of ICS's revenues. Due to a customer-based cyclical change in such mix, revenues from the latter type of services comprised 44.6% of ICS's revenues in the 2001 quarter compared to 19.7% in the same period in 2000. The percentage of hardware sales to total revenue for ICS was unusually low during the 2001 quarter. Management anticipates continued fluctuation in the mix of ICS's revenues and related cost of sales. Cost of sales of VillageWorld was $433,053, or 94.7% of related revenues for the three months ended June 30, 2001, compared to $601,726, or 94.3%, one year ago.

Selling, general and administrative expenses (SG&A) were $482,838 for the three months ended June 30, 2001, a decrease of $317,594, or 39.7%, from $800,432 for the three months ended June 30, 2000. Payroll and related benefits, which comprise the largest single item in this expense classification, decreased by $216,078, or 41.4%, to $305,935 in 2001 from $522,013 in 2000. The decrease was due to a reorganization of the sales department and the closing in December 2000 of the California office. Of the total SG&A expenses in 2001, $371,258 was for ICS and $111,580 was for VillageWorld, as compared to $366,620 and $433,812, respectively, one year ago. Marketing and newspaper advertising decreased by 99.0% to $1,040 for the three months ending June 30, 2001 from $107,694 for the three months ended June 30, 2000. This decrease represents the cancelled advertising of the Company's Internet franchising program. As a percentage of sales, SG&A expenses were 62.5% in both the 2001 and 2000 quarters.

     Amortization of goodwill, after the restatement applicable to 2000, was unchanged at $59,348. (See Note 3 to the condensed consolidated financial statements).

Interest expense increased by $16,954, or 141.5%, to $28,933 for the three months ended June 30, 2001 from $11,979, as restated, for the three months ended June 30, 2000. (See Note 3 to the condensed consolidated financial statements). The increase was due to the higher average amount owing on the Company's bank loan and indebtedness to affiliates, as well as certain late payment finance charges incurred on the Company's trade payables. The Company is endeavoring to work closely with its trade creditors, some of whom are pressing the Company for payment while the Company's tight cash position continues. (See Note 2 to the condensed consolidated financial statements and Liquidity and Capital Resources).

     Net loss for the three months ended June 30, 2001 was $365,209 compared to a net loss of $649,106 for the three months ended June 30, 2000, a decrease of $283,897, or 43.7%. The decrease in the current period loss is due primarily to two related factors: (i) the significant decrease in SG&A expenses as a percentage of gross margin, which fell by 125.0% to 234.5% from 359.5%; (ii) the gross margin percentage increased by 9.3% to 26.7% for the three months ended June 30, 2001 compared to 17.4% for the three months ended June 30, 2000. The gross margin percentage of 26.7% was unchanged from the first quarter of fiscal 2001.

Six  Months  Ended  June  30,  2001 Compared With Six Months Ended June 30, 2000

     The Company's total revenues increased 20.3%, to $2,036,928 for the six months ended June 30, 2001, from $1,692,776 for the six months ended June 30, 2000. This revenue growth was principally due to the increase in subscription service revenue of $708,684, or 262.4%, to $958,759 for the six months ended June 30, 2001 from $270,075 one year ago. This increase in subscription service revenue was primarily attributable to an increase in the number of subscribers, dedicated users and partnerships with several community-based Internet services. Hardware sales increased by $69,085 or 9.9% for the six months ended June 30, 2001. Maintenance and consulting revenues decreased slightly by $4,969, or 3.1%, to $153,601 and installation services declined by $10,725, or 10.1%, to $95,761. Private label cd roms decreased by 100.0% from $393,500 for the six months ended June 30, 2000 and other revenues fell by $24,423, or 36.4%, to $42,720.

      Cost of sales was $1,492,458, representing 73.3% of total revenue for the six months ended June 30, 2001, compared to $1,306,118, representing 77.2% of total revenues for the six months ended June 30, 2000. Cost of sales of ICS was $661,778, or 65.2% of hardware sales, installation services and maintenance/consulting for the six months ended June 30, 2001 compared to $636,674, or 66.2%, one year ago. Cost of sales of VillageWorld was $830,680, or 84.9% of related revenues for the six months ended June 30, 2001, compared to $601,726, or 90.7%, one year ago.

Selling, general and administrative expenses (SG&A) were $1,050,210 for the six months ended June 30, 2001, a decrease of $217,882, or 17.1%, from $1,268,092 for the six months ended June 30, 2000. This decrease was primarily attributable to the decrease in payroll and related benefits by $142,172, or 17.7% to $660,166 in 2001 from $802,338 in 2000. Marketing and newspaper advertising decreased by $93,422, or 74.8%, to $31,538 in 2001 from $124,960 in 2000. This decrease represents the cancelled advertising of the Company's Internet franchising program. Of the total SG&A expenses, $762,695 is attributable to ICS and $287,515 is attributable to VillageWorld for the six months ended June 30, 2001, compared to $659,256 and $608,386, one year ago. As a percentage of sales, SG&A expenses were 51.6% and 74.9% for the six months ended June 2001 and June 2000, respectively.

     Amortization of goodwill, after the restatement applicable to 2000, was unchanged at $118,696. (See Note 3 to the condensed consolidated financial statements).

     Interest expense was $54,880 for the six months ended June 30, 2001, an increase of $31,591 or 135.6% from $23,289, as restated for the six months ended June 30, 2000. (See Note 3 to the condensed consolidated financial statements). This increase was primarily attributable to the higher average amount outstanding on the Company's bank debt and loans payable to affiliates, as well as certain late payment finance charges incurred on the Company's trade payables.

     Net loss for the six months ended June 30, 2001 was $679,316 compared to a net loss of $1,023,419 for the six months ended June 30, 2000, a decrease of $344,103, or 33.6%. %. The decrease in the current period loss is due primarily to two related factors: (i) the significant decrease in SG&A expenses as a percentage of gross margin, which fell by 135.1% to 192.9% from 328.0%; (ii) the gross margin percentage increased by 3.9% to 26.7% for the six months ended June 30, 2001 compared to 22.8% for the six months ended June 30, 2000.

Liquidity  and  Capital  Resources

     Cash at June 30, 2001, all of which is maintained at the same bank, was $138,349 compared to $271,032 at December 31, 2000, a decrease of $132,683.
This decrease in cash was primarily attributable to the funding of the Company's net loss. Cash required for operating activities was $317,925, of which $119,029 was used in the first quarter and $198,896 was used in the second quarter. During May and June 2001, combined overdrafts at two of the Company's checking accounts reached high points of $32,543 and $25,991, respectively, although such overdrawn accounts never exceeded positive balances at other accounts maintained by the Company at the same bank. At each month-end during the quarter, all accounts had positive balances. During July 2001, the overdrafts reached a high point of $64,258 and at month-end they were $21,484. As of August 9, 2001, the overdrafts totaled $37,150. In each instance the Company had a positive net combined balance for all of its accounts at this bank.

     Accounts receivable decreased by $112,661 to $295,371 at June 30, 2001 from $408,032 at December 31, 2000. The decrease was due to faster turnover of receivables, reflecting the Company's aggressive collection policies. The significant decrease in hardware sales and private label cd roms
production,   also   contributed   to  the  decrease  in   accounts  receivable.

     Inventory decreased by $13,093 to $36,779 at June 30, 2001 from $49,872 at December 31, 2000. The decrease in inventory is directly related to a decrease in hardware inventory purchases due to the slowdown in hardware sales since March 2001. Prepaid expenses and other current assets decreased by $26,237 to $42,014 at June 30, 2001 from $68,251 at December 31, 2000, reflecting principally amortization of prepaid insurance.

--------------------------------------------------

     Accounts payable and accrued expenses increased by $66,092 to $846,811 at June 30, 2001 from $780,719 at December 31, 2000, primarily attributable to the prioritizing of payment of operating expenses and salaries over trade accounts payable as well as an overall increase in the volume of transactions during the period.

     Notes payable increased to $192,718 at June 30, 2001 from $125,000 at December 31, 2000, reflecting additional net borrowings of $67,718. Borrowings under the line may not exceed $200,000. The Company has applied to the bank for a one-year renewal of this credit facility to April 30, 2002 and an $100,000 increase in the line to $300,000. The bank has requested a projection of operations reflecting the inclusion of the Company's pending overseas networking contract together with definitive evidence of the contract being awarded. Pending the bank's formal response to the requested increase in the line and the extension of its maturity date, the bank has renewed the existing line until August 28, 2001. Management expects the increase and the renewal to be granted.

     Loans payable to related parties increased to $702,920 at June 30, 2001 from $580,258 at December 31, 2000, attributable to additional borrowings of $10,000 in the first quarter and $107,144 in the second quarter. All of the loans in the second quarter came from the affiliate with whom the Company will be jointly undertaking the overseas contract and constitute a current liability. Repayments on the non-current balance of the outstanding related party loans and advances in the amount of $585,776 have been deferred until August 1, 2002. Until such time as the overseas networking contract is definitively awarded and contract related payments are received, the Company will be dependent on additional advances from its affiliates, of which neither the continued availability nor the amounts thereof are assured. No additional loans have been made subsequent to June 30, 2001.

     At June 30, 2001, the Company had a working capital deficit of $980,386 and an extremely tight cash position. Subsequent to June 30, 2001, the Company's liquidity situation worsened. While the Company has successfully reduced various costs, it is presently dependent on related party loans and/or bank borrowings. The Company believes that once the pending overseas contract is finalized, receipt of contract-related payments will alleviate its current cash flow deficiency; the Company further believes that such events are imminent and that the attendant international expansion of its business will be a major step in the Company's attaining profitable operations, which step is critical to the long-term viability of the Company. Although management believes that it will be successful in these various endeavors, the continuation of the Company as a going concern is presently in question.

     Operating activities used cash of $317,925 for the quarter six months ended June 30,2001 compared to $997,949 used for the same period one year ago. This decrease reflects the substantial payment of liabilities associated with the discontinued bagel operations one year ago. The current period use of cash was principally to fund the net loss.

     For the six months ended June 30, 2001, investing activities provided $380 compared to cash used of $30,157 one year ago. Virtually all of the change was due to decreased capital expenditures in 2001. Financing activities provided cash of $184,862 in 2001, compared to $296,875 in 2000. The Company borrowed $67,718 under the bank line in 2001 while related company advances provided $117,144.

     In March of 2001, the Company issued options to purchase 100,000 shares of stock, exercisable at $.01 per share, to an executive officer and recorded compensation expense of $10,000, equal to the excess of the fair value of the underlying shares at date of grant over such exercise price. On June 29, 2001, this officer resigned his position with the Company, although he is available to consult with the Company on certain matters on an as-needed basis.

     The Company's board of directors has approved the grant of 100,000 options and 75,000 shares under the 1998 Plan in satisfaction of certain accrued liabilities totaling $16,500 for services previously provided. Such grants will
exhaust the availability   of  options and/or shares under the Plan.

Part  II.      Other  Information

Item  2.       Changes  in  Securities

               See Note 7(B) to the condensed consolidated financial Statements included in Part I hereof.

               The Company received no cash in any of the transactions described in Note 7(B). The Company's issuances of common shares described therein were all exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof as transactions by an issuer not involving any public offering.

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



                                              VillageWorld.com,  Inc.
                                              -----------------------
                                              (Registrant)



Dated: August 14, 2001                By:                /s/  Peter  J.  Keenan
                                                         ----------------------
                                      Peter J. Keenan,  Chairman  of the Board,
                                      President and Principal Executive Officer



                                      By:          /s/  Edilberto  R.  Enriquez
                                                 ------------------------------
                                      Edilberto  R.  Enriquez,
                                      Treasurer  and  Chief  Financial  Officer