Form 10QSB
period 2001-09-30
VILLAGEWORLD COM INC
filed 2001-11-14
CIK 1006708

<DOCUMENT-COUNT>     1
<SROS>     NONE
<FILER>


</FILER>
<PERIOD>     09/30/2001



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

     X     Quarterly report under Section 13 or 15(d) of the Securities Exchange
     -     Act  of 1934  for  the  quarterly period  ended  September  30,  2001
                                                            --------------------

     ___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For  the  transition  period  from                to
                                             ----------------  ----------------

                                 Commission  File  number  0-28058
                                                          --------


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


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___


State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: At November 12, 2001, the issuer had outstanding 22,515,391 shares of Common Stock, par value $.001 per share. (Assuming the conversion of all outstanding Class B Preferred Stock the outstanding common stock at November 12, 2001 would increase to 92,640,367 shares).

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes[  ]  No[X]



                                           VILLAGEWORLD.COM,  INC.
                                INDEX  TO  QUARTERLY  REPORT  ON  FORM  10-QSB
                            FILED  WITH  THE  SECURITIES  AND  EXCHANGE  COMMISSION
                                   Quarter  Ended  September  30,  2001

                                           ITEMS  IN  FORM  10-QSB




                                                                                           Page
                                                                                           ----

Part I. . . . . . . . . . . . . . . .  Financial Information                                  3

Item 1. . . . . . . . . . . . . . . .  Financial Statements                                   3

Item 2. . . . . . . . . . . . . . . .  Management's Discussion and Analysis of Financial
                                       Condition and Results of Operations                   12


Part II . . . . . . . . . . . . . . .  Other Information                                     16

Item 1. . . . . . . . . . . . . . . .  Legal Proceedings                                    N/A

Item 2. . . . . . . . . . . . . . . .  Changes in Securities                                 16

Item 3. . . . . . . . . . . . . . . .  Defaults Upon Senior Securities                      N/A

Item 4. . . . . . . . . . . . . . . .  Submission of Matters to a Vote of Security Holders  N/A

Item 5. . . . . . . . . . . . . . . .  Other Information                                    N/A

Item 6. . . . . . . . . . . . . . . .  Exhibits and Reports on Form 8-K                      16


Signatures. . . . . . . . . . . . . .                                                        17


                             VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEET



                                                        September 30, 2001    December 31, 2000
ASSETS
Current Assets:
Cash and cash equivalents . . . . . . . . . . . . . .  $            91,062   $          271,032
Accounts receivable, net of allowance for
uncollectibles. . . . . . . . . . . . . . . . . . . .              765,855              408,032
Inventory . . . . . . . . . . . . . . . . . . . . . .               25,066               49,872
Prepaid expenses and other current assets . . . . . .              113,888               68,251
                                                       --------------------  -------------------
  Total Current Assets. . . . . . . . . . . . . . . .              995,871              797,187


Fixed assets, net of accumulated depreciation . . . .              246,196              303,373
Goodwill, net of accumulated amortization . . . . . .            1,839,791            2,017,835
Other assets. . . . . . . . . . . . . . . . . . . . .               14,632               15,295
                                                       --------------------  -------------------
  TOTAL . . . . . . . . . . . . . . . . . . . . . . .  $         3,096,490   $        3,133,690
                                                       ====================  ===================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Note payable - bank . . . . . . . . . . . . . . . . .  $           192,718   $          125,000
Accounts payable and accrued expenses . . . . . . . .            1,075,306              780,719
Deferred income . . . . . . . . . . . . . . . . . . .              308,010              200,404
Loans payable, related parties. . . . . . . . . . . .              928,878              580,258
Other current liabilities . . . . . . . . . . . . . .              249,560              182,406
                                                       --------------------  -------------------
  Total Current Liabilities . . . . . . . . . . . . .            2,754,472            1,868,787


Accrued cumulative preferred stock dividends. . . . .               98,334               71,400
                                                       --------------------  -------------------
  Total Liabilities . . . . . . . . . . . . . . . . .            2,852,806            1,940,187
                                                       --------------------  -------------------

Commitments and Contingencies . . . . . . . . . . . .                    -                    -
                                                       --------------------  -------------------

Stockholders'  Equity:
Convertible Class B preferred stock; $.001 par
value; 1,000,000 shares authorized; 508,152
shares issued and outstanding . . . . . . . . . . . .                  508                  508
Convertible Class C preferred stock; $.001 par
value, non-voting; redeemable at $125; 25,000 shares
authorized; 9,365 and 11,900 shares outstanding,
respectively. . . . . . . . . . . . . . . . . . . . .                    9                   12
Common stock; $.001 par value; 200,000,000 shares
authorized; 22,298,669 and 19,520,236 shares issued,
respectively. . . . . . . . . . . . . . . . . . . . .               22,299               19,520
Additional paid in capital. . . . . . . . . . . . . .            5,895,992            5,823,339
Accumulated deficit . . . . . . . . . . . . . . . . .           (5,605,980)          (4,582,732)
Stock subscription receivable . . . . . . . . . . . .               (4,520)              (2,520)
Treasury stock (65,279 shares at cost). . . . . . . .              (64,624)             (64,624)
                                                       --------------------  -------------------
  Total stockholders' equity. . . . . . . . . . . . .              243,684            1,193,503
                                                       --------------------  -------------------

  TOTAL . . . . . . . . . . . . . . . . . . . . . . .  $         3,096,490   $        3,133,690
                                                       ====================  ===================


        The accompanying notes are an integral part of the financial statements.


                                          VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS



                                                Three Months Ended                           Nine Months Ended
                                    September 30, 2001    September 30, 2000    September 30, 2001    September 30, 2000
                                                              (Restated)                                  (Restated)
                                   --------------------  --------------------   ------------------    ------------------
REVENUES:
Subscription services . . . . . . .   $       593,300   $           325,609   $         1,572,059   $           595,684
Hardware sales. . . . . . . . . . .           277,406               597,351             1,043,493             1,294,353
Maintenance and consulting. . . . .            72,552               102,086               226,153               260,656
Installation services . . . . . . .            36,513               127,217               132,274               233,703
Private label cd roms . . . . . . .                 -                46,377                     -               439,877
Other revenues. . . . . . . . . . .            16,294                    77                59,014                67,220
                                     -----------------  --------------------  --------------------  --------------------
  Total revenues. . . . . . . . . .           996,065             1,198,717             3,032,993             2,891,493
                                     -----------------  --------------------  --------------------  --------------------

COSTS AND EXPENSES:
Cost of sales . . . . . . . . . . .           825,218             1,012,892             2,317,676             2,319,010
Selling, general and administrative           385,963               604,492             1,436,173             1,872,584
Amortization of excess of cost over
fair value of net assets acquired .            59,348                59,349               178,044               178,045
Interest expense. . . . . . . . . .            20,929                13,954                75,809                37,243
                                     -----------------  --------------------  --------------------  --------------------
  Total costs and expenses. . . . .         1,291,458             1,690,687             4,007,702             4,406,882
                                     -----------------  --------------------  --------------------  --------------------

Net loss. . . . . . . . . . . . . .          (295,393)             (491,970)             (974,709)           (1,515,389)

Preferred stock dividends paid
in-kind and accrued . . . . . . . .            14,282                17,276                48,539                53,550
                                     -----------------  --------------------  --------------------  --------------------

Net loss attributable to common
stockholders. . . . . . . . . . . .  $       (309,675)  $          (509,246)  $        (1,023,248)  $        (1,568,939)
                                     =================  ====================  ====================  ====================

Basic and diluted net loss per
common share. . . . . . . . . . . .  $              -   $             (0.01)  $             (0.01)  $             (0.02)
                                     =================  ====================  ====================  ====================

Basic and diluted weighted average
common shares outstanding,
giving effect to the conversion
to common stock of all Class B
Preferred Stock outstanding . . . .        92,055,879            89,571,179            90,830,439            89,196,367
                                     =================  ====================  ====================  ====================


        The accompanying notes are an integral part of the financial statements.


                                    VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  For the Nine Months Ended September 30, 2001


                                             Class B                       Class C
                                           Preferred Stock             Preferred Stock            Common Stock
                                ------------------------------        -----------------         ---------------
                                     Shares            Amount           Shares     Amount       Shares     Amount
                                ----------------  --------------     ------------  -------      ----------   -------
Balance, January 1, 2001 . . .          508,152   $            508         11,900  $    12    19,520,236    $   19,520

Conversion of preferred
shares (first quarter) . . . .                                               (385)               402,383           403

Conversion of preferred
shares (second quarter). . . .                                             (1,780)      (2)    1,707,114         1,707

Conversion of preferred
shares (third quarter) . . . .                                               (370)      (1)      393,936           394

Shares issued for executive
compensation . . . . . . . . .                                                                   200,000           200

Shares issued for services . .                                                                    75,000            75

Accrued  cumulative dividends
on preferred stock

Capital contribution imputed
for interest expense

Net loss . . . . . . . . . . .                -                  -              -        -             -             -
                                ----------------  -----------------  ------------  -------    ----------   ------------

Balance, September 30, 2001. .          508,152   $            508          9,365  $     9    22,298,669    $   22,299
                                ================  =================  ============  =======  ============  =============








                                 Additional                      Stock                                        Total
                                  Paid-In      Accumulated    Subscription          Treasury Stock        Stockholders'
                                                                                    ---------------      --------------
                                  Capital        Deficit       Receivable        Shares        Amount        Equity
                                ------------  -------------  --------------  ------------     ---------    --------
Balance, January 1, 2001 . . .  $ 5,823,339   $ (4,582,732)  $   (2,520)         (65,279)  $      (64,624)  $1,193,503

Conversion of preferred
shares (first quarter) . . . .        2,123           (215)                                                      2,311

Conversion of preferred
shares (second quarter). . . .       13,812         (2,167)                                                     13,350

Conversion of preferred
shares (third quarter) . . . .        3,169           (234)                                                      3,328

Shares issued for executive
compensation . . . . . . . . .       20,800                      (2,000)                                        19,000

Shares issued for services . .        7,425                                                                      7,500

Accrued  cumulative dividends
on preferred stock . . . . . .                     (45,923)                                                    (45,923)

Capital contribution imputed
for interest expense . . . . .       25,324                                                                     25,324

Net loss . . . . . . . . . . .            -       (974,709)           -                -                -     (974,709)
                                ------------  -------------  -----------  ---------------  ---------------  -----------

Balance, September 30, 2001. .  $ 5,895,992   $ (5,605,980)  $   (4,520)         (65,279)  $     (64,624)   $  243,684
                                ============  =============  ===========  ===============  ===============  ===========




        The accompanying notes are an integral part of the financial statements.


                                   VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                           Nine Months Ended September 30,
                                                                           2001            2000 - (Restated)
                                                                      ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss . . . . . . . . . . . . . . . . . . . . . . .                $         (974,709)  $      (1,515,389)
                                                                      -------------------  ------------------

Adjustments to reconcile net loss to net cash
used by operating activities:
  Depreciation and amortization. . . . . . . . . . . .                           235,662             238,830
  Stock issued for compensation. . . . . . . . . . . .                            26,500             137,500
  Interest expense accrued and imputed on
  related party loans. . . . . . . . . . . . . . . . .                            36,800              32,118
  Gain on disposal of fixed assets, net. . . . . . . .                                 -              (6,500)
  Deferred  promotional cost . . . . . . . . . . . . .                                 -              27,265
  Decrease (increase) in:
      Accounts receivable. . . . . . . . . . . . . . .                          (357,823)           (366,946)
      Inventory. . . . . . . . . . . . . . . . . . . .                            24,806             (91,600)
      Prepaid expenses and other current assets. . . .                           (45,637)             (4,793)
  Increase (decrease) in:
      Accounts payable and accrued expenses. . . . . .                           294,587             820,471
      Deferred income. . . . . . . . . . . . . . . . .                           107,606             178,728
      Current liabilities attributable to discontinued
      operations . . . . . . . . . . . . . . . . . . .                                 -            (426,727)
      Other current liabilities. . . . . . . . . . . .                            67,154               5,608
                                                                      -------------------  ------------------
  Total adjustments. . . . . . . . . . . . . . . . . .                           389,655             543,954
                                                                      -------------------  ------------------
  Net cash used by operating activities. . . . . . . .                          (585,054)           (971,435)
                                                                      -------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of fixed assets . . . . . . . . . . . . . .                                 -             (65,092)
  Proceeds from sale of fixed assets . . . . . . . . .                                 -               6,500
  Increase in deposits . . . . . . . . . . . . . . . .                                 -              (3,058)
  Decrease in other assets . . . . . . . . . . . . . .                               222                   -
                                                                      -------------------  ------------------
Net cash provided (used) by investing activities . . .                               222             (61,650)
                                                                      -------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Note payable proceeds (repayments), net. . . . . . .                            67,718            (200,000)
  Proceeds from issuance of common stock . . . . . . .                                 -             496,875
  Proceeds of related party loans. . . . . . . . . . .                           337,144              75,000
                                                                      -------------------  ------------------
Net cash provided by financing activities. . . . . . .                           404,862             371,875
                                                                      -------------------  ------------------

NET DECREASE IN CASH . . . . . . . . . . . . . . . . .                          (179,970)           (661,210)
Cash, beginning of period. . . . . . . . . . . . . . .                           271,032             800,561
                                                                      -------------------  ------------------
Cash, end of period. . . . . . . . . . . . . . . . . .                $           91,062   $         139,351
                                                                      ===================  ==================



        The accompanying notes are an integral part of the financial statements.


                                            VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)



                                                                                  Nine Months Ended September 30,
                                                                                        2001          2000 - (Restated)
                                                                                -------------------  ------------------
Supplemental disclosures of cash flow information:

  Cash paid during the period for:
    Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                 41,113  $           13,051
    Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                         -               1,950

Supplemental disclosures of non-cash investing and financing activities:

  200,000 shares of common stock deemed issued for executive compensation                    19,000                   -

  75,000 shares of common stock issued for services . . . . . . . . . . .                     7,500                   -

  11,111 shares of common stock issued for payment of accounts payable. .                         -              10,000

  150,000 shares of common stock issued for franchise settlement. . . . .                         -              15,000

  152,000 shares of common stock deemed issued for
    deferred promotional agreement. . . . . . . . . . . . . . . . . . . .                         -              93,480

  Cumulative $6 Class C preferred stock dividend accrued/paid in-kind . .                    48,539              53,550




        The accompanying notes are an integral part of the financial statements.

                     VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

 (Note  1)     The  Company  and  Basis  of  Presentation
               ------------------------------------------

VillageWorld.Com, Inc., provides community-oriented Internet access under private labels and installs, maintains and services computer network systems consisting of full hardware and proprietary software solutions. The Company has two principal subsidiaries, VillageNet, Inc. ("VillageNet") and Intelligent Computer Solutions, Inc. ("ICS"). VillageNet provides Internet on-line services, offering its subscribers a variety of services including electronic mail, software, computing support, and easy access of the Internet. VillageNet provides small businesses with fully managed services that include Internet connections, remote dial access and Web hosting services. ICS offers full service system integration, specializing in high-end computer networking infrastructures, Internet solutions, and Local and Wide Area Network installations for commercial, industrial and military applications. All intercompany balances and transactions are eliminated in consolidation. The Company considers itself to operate in one business segment.

The information herein is unaudited. However, in the opinion of management, such information reflects all adjustments (consisting only of normal recurring adjustments) necessary to make the financial statements not misleading. Additionally, in accordance with applicable standards for interim reporting, the accompanying financial statements do not include all disclosures in conformity with generally accepted accounting principles. The results of operations for the three and nine-month periods ended September 30, 2001 are not necessarily indicative of the results of operations for the full year ending December 31, 2001. The accompanying financial statements should be read in conjunction with the Company's financial statements for the year ended December 31, 2000 appearing in the Company's Annual Report on Form 10-KSB.

(Note  2)          Going  Concern
                   --------------

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's losses from operations and related use of cash for operating activities have resulted in an extremely tight cash position, including occasional intra-period net bank overdrafts and a deficit in working capital of $1,758,601 at September 30, 2001. The Company's operating losses and current financial position raise the question as to its ability to continue as a going concern. In October 2001 the Company announced the final approval by the U.S. Air Force of the multi-year, multi-million dollar sub-contract to implement a local and wide area network solution for the Royal Saudi Air Force awarded to the Company and its affiliate, ATTI International Development, Inc. The Company anticipates receipt of sufficient contract-related payments to alleviate its current cash flow shortfall. However the Company must also attain profitable operations to insure its long-term viability. Management is confident it will be successful in these endeavors, but no assurances can be given in this regard. (See Notes 4, 5 and 6 to the condensed consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations).

(Note  3)          Restatements  and  Reclassifications
                   ------------------------------------

The Company retrospectively reduced the amount of goodwill recognized in its 1999 merger with Big City Bagels, Inc. by $461,250. This restatement and the related reduction in amortization expense were reported in the Company's Form 10-KSB for fiscal 2000. The accompanying statement of operations for the three and-nine month periods ended September 30, 2000 have been restated to reflect the reduction in amortization expense of $11,531 and $34,593 applicable thereto. As further reported on Form 10-KSB, the Company commenced recognition of additional interest expense (up to a fair-market rate therefor) on certain related company loans in fiscal 2000. The accompanying statement of operations for the three and nine-month periods ended September 30, 2000 has accordingly been restated to reflect imputed interest expense of $8,098 and $24,192.

(Note  3)          Restatements  and  Reclassifications  -  (continued)
                   ------------------------------------

The net effect of these two adjustments for the three and nine-month periods ended September 30, 2000 was to decrease net loss by $3,433 and $10,401, respectively.

(Note  4)          International  Expansion  of  Networking  Operations
                   ----------------------------------------------------

In October 2001 the Company announced that it had received a sub-contract to implement a local and wide area network (LAN/WAN) solution for the Royal Saudi Air Force (RSAF) from its affiliated company, ATTI International Development, Inc (AID). The initial contract is for the upgrade of Prince Sultan Air Base for approximately $7,000,000. AID has advised the Company that the portion of the contract to be jointly administered between them is approximately $4,000,000. The Company will provide engineering, network design, equipment installation, implementation and overall management services for this joint project, which will constitute a comprehensive upgrade and redevelopment of systems currently used by the RSAF. These services are expected to comprise approximately $600,000 of the joint project. The parties are presently determining which of them will be responsible for the contractual purchase of the $3,400,000 equipment portion of the joint project. On October 23, 2001, this contract received the requisite approval from the U.S. Air Force to proceed. AID estimates that all LAN/WAN upgrades for the 14 locations throughout the kingdom of Saudi Arabia could exceed one hundred million dollars over the next 3-4 years. The Company believes it is in the lead position to sub-contract the design and related implementation services for these additional projects. (See Notes 5 and 6 to the condensed consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations).

(Note  5)          Bank  Loan
                   ----------

The bank has extended the maturity date of the Company's bank borrowings to November 30, 2001. The facility presently provides for a $200,000 credit line, of which $192,718 was outstanding at September 30, 2001. The Company has requested a $100,000 increase in the credit line to $300,000 and a formal extension of the due date to April 30, 2002, the anniversary date of the facility. The Company has advised the bank of the formal approval of the RSAF contract and is preparing operating projections reflecting the inclusion of the project for the bank's review.

At various dates during the months of May, June and July of 2001, balances at two of the checking accounts maintained by the Company at this bank were overdrawn, although such overdrawn balances did not exceed positive balances maintained by the Company at other accounts at this bank. During August and September, overdrawn amounts did exceed positive balances by $6,785 and $58,709, respectively. All checking accounts had positive cash balances at September 30, 2001. (See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources).

(Note  6)          Loans  Payable,  Related  Party
                   -------------------------------

The Company borrowed $337,144 from its affiliates during the nine months ended September 30, 2001, of which $10,000, $107,144 and $220,000, respectively, was advanced in the first, second and third quarter. At September 30, 2001, loans and advances payable to related parties total $928,878, all of which is current. Of the total, $220,000 is due on demand and $708,878 is due August 1, 2002.

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

(Note  7)          Conversion  of  Preferred  Stock-  (continued)
                   --------------------------------

(B)  Second  Quarter  Conversions

On May 25th, 30th, 31st and June 1st, 4th, 5th, 7th, 15th, 20th, 26th and 28th of 2001, a total of 1,779.90 shares of Class C Preferred Stock together with accrued preferred dividends thereon were converted into 1,707,114 common shares at a discount of 25% from the average of the closing bid prices for the Company's common stock during the prior five trading days.

(C)  Third  Quarter  Conversions

On  July 11th and August 1st, 7th and 14th and September 6th of 2001, a total of
369.75 shares of Class C Preferred Stock together with accrued preferred dividends thereon were converted into 393,936 common shares at a discount of 25% from the average of the closing bid prices for the Company's common stock during the prior five trading days. After these conversions, 9,365.09 of Class C shares remain outstanding.

(D)  Subsequent  Conversions

On October 3rd, 4th, 5th, 12th, 24th and 29th of 2001, a total of 421.75 additional shares of Class C Preferred were converted into 280,998 shares of common stock.

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

In May of 2001, the Company determined to satisfy $7,500 of accrued consulting fees and $9,000 of accrued officer's bonus by (i) the outright issuance of 75,000 common shares and (ii) the grant of stock purchase options to purchase 100,000 common shares at an exercise price of $.01 per share. Management determined the then fair value of the Company's common stock to be $.10 per share and subsequently recommended to the board of directors that both the share issuance and the option grant come from the Company's 1998 Performance Equity Plan. On September 26, 2001, the Company's board of directors approved, from the 1998 Performance Equity Plan, both the outright grant of 75,000 common shares and the option award to purchase 100,000 common shares, exercisable at $.01 per share, in payment of the $16,500 of accrued liabilities. The average closing bid price of the Company's common stock for the last five trading days of September was $.10 per share. These two grants exhausted the availability of shares and/or options under the 1998 Plan. Due to the options' nominal exercise price, the 100,000 shares underlying the options are also treated as issued and outstanding effective September 26, 2001, with a stock subscription receivable of $1,000 reported as a contra account in stockholders' equity.

(Note  9)          Common  Stock  Options
                   ----------------------

Pursuant to the Company's 1996 Performance Equity Plan, on March 31st of each calendar year during the term of the 1996 Plan, assuming there are enough shares then available for grant under the 1996 Plan, each person who is then a director of the Company is awarded stock options to purchase 2,000 shares of common stock at the fair market value thereof, all of which options are immediately exercisable as of the date of grant and have a term of ten years. These are the only awards which may be granted to a director of the Company under the 1996 Plan. On March 30, 2001, the directors of the Company received this automatic grant of options to purchase an aggregate of 10,000 shares of common stock at an exercise price of $0.10 per share. At September 30, 2001, options to purchase 8,232 shares were available for future grant under the 1996 Plan.

The Company's 1998 Performance Equity Plan provides for the issuance of up to 400,000 shares of common stock to employees, officers, directors and consultants. The awards may consist of incentive stock options, nonqualified options, restricted stock awards, deferred stock awards, stock appreciation rights and other awards, including outright grants as described in the 1998 Plan. The board of directors determines terms and vesting periods. At September 30, 2001, there were 200,000 options actually outstanding, of which 100,000 are exercisable at $1.00 per share and 100,000 are exercisable at $.01 per share. In accordance with Financial Accounting Standard No. 128, the latter options are treated as exercised, due to their nominal exercise price. No additional shares or options are available for grant under the 1998 Plan.

(Note  10)     Limited  Private  Placement  of  Common  Stock
               ----------------------------------------------

The Company's is negotiating a limited private placement of its common stock, which would be exempt from registration under Section 4(2) of The Securities Act of 1933. The placement would be for a sizable block of common shares, all of which would be subject to the resale restrictions imposed by Rule 144 under the Act. The Company anticipates that the price per common share of this private placement would represent a significant discount from the average trading price of the Company's common stock at the time negotiations began. If consummated the transaction is expected to result in net capital proceeds to the Company of not less than $50,000.

(Note  11)     Recent  Accounting  Pronouncements
               ----------------------------------

In July 2001 the Financial Accounting Standards Board issued SFAS No.141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill will be evaluated against the new criteria and may result in certain amounts initially recorded as goodwill being separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in periods in which the recorded value of goodwill and intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to July 1, 2001, will be adopted by the Company on January 1, 2002. Pursuant to these accounting standards, the Company will cease amortization of goodwill effective January 1, 2002; however, impairment reviews required by the standards may result in future periodic write-downs.

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

Forward-Looking  Statements

     When used in this Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission, the words or phrases "will likely result,", "management expects" or "the Company expects, " " will continue, " " is anticipated," "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. These risks and uncertainties now also include those usually associated with international operations particularly when they represent a new endeavor as well as potentially severe disruptions to the Company's new RSAF networking project should the long-standing conflict in the Middle East worsen as a result of the United States led war on terrorism. The Company has no obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or
unanticipated  events  or  circumstances  occurring   after  the  date  of  such
statements.

Recent  Accounting  Pronouncements

     See  Note  11  to  the  condensed  consolidated  financial  statements.

Results  of  Operations

     Three Months Ended September 30, 2001 Compared With Three Months Ended September 30, 2000

     Total revenues decreased by $202,652, or 16.9%, to $996,065 in 2001 from $1,198,717 one year ago. Continued growth in subscription service revenue was outweighed by decreases in hardware sales, maintenance/consulting and installation services. The Company's subscription services rose by $267,691, or 82.2% to $593,300 for the three months ended September 30, 2001 compared to $325,609 for the same period a year ago. Subscription revenue comprised 59.6% of total revenue during the quarter. The increase was primarily attributable to an increase in the number of subscribers, dedicated users and partnerships with several community-based Internet services. Hardware sales fell by $319,945, or 53.6%, to $277,406 from $597,351; combined revenues for maintenance/consulting and installation services decreased by $120,238, or 52.4%, to $109,065 from $229,303. There were no private label cd roms sales in the 2001 quarter compared to $46,377 for the three months ended September 30, 2000. The Company is feeling the effect of the slowdown in capital expenditures of its customers and the economy as a whole. This general slowdown was greatly exacerbated by the tragic events of September 11, 2001 as orders for the Company's non-subscription services came to a virtual standstill. The Company has seen recent indications of a slow recovery in its domestic networking business, which is principally with local school districts.

The Company expects to commence work on and receive initial contract-related payments on the RSAF network upgrade project during the fourth quarter. The network equipment selection and design, installation, implementation and management services portion of the contract is expected to take eight to twelve months. Related revenues are estimated at $600,000, with an anticipated gross profit of approximately one-third, subject to the uncertainties of new, overseas operations undertaken in that conflicted area of the world.

In October 2001 the Company announced it was introducing a new peering infrastructure for its Internet Service Provider customers designed to lower costs and increase speed, security and reliability. The Company received four initial orders for the new product; due to the Company's present scarcity of capital resources, significant revenue contribution from the production and marketing of this new product is not anticipated until fiscal 2002.

Cost of sales was $825,218, representing 82.8% of total revenue for the three months ended September 30, 2001, compared to $1,012,892, constituting 84.5% of total revenues for the three months ended September 30, 2000. Cost of sales of ICS was $243,385, or 60.4% of hardware sales, installation services and maintenance/consulting for the three months ended September 30, 2001, compared to $633,456, or 76.6%, one year ago. The increase in gross margin as a percentage of sales for ICS is a function of the significantly greater mark-up earned by the Company on labor-intensive services such as maintenance, installation and consulting compared to hardware sales and the relative mix of ICS's revenues. The percentage of hardware sales to total revenue for ICS was unusually low during the 2001 quarter. Management anticipates continued fluctuation in the mix of ICS's revenues and related cost of sales. Cost of sales of VillageWorld was $581,833, or 98.1% of related revenues for the three months ended September 30, 2001, compared to $379,436, or 102%, one year ago. The higher percentage for the 2000 quarter includes private label cd rom revenues and related costs of sales, none of which have been produced in 2001.

Selling, general and administrative expenses (SG&A) were $385,963 for the three months ended September 30, 2001, a decrease of $218,529, or 36.2%, from $604,492 for the three months ended September 30, 2000. Payroll and related benefits, which comprise the largest single item in this expense classification, decreased by $71,675, or 21.0%, to $270,447 in 2001 from $342,122 in 2000. The decrease was due to a reorganization of the sales department and the closing in December 2000 of the California office. Of the total SG&A expenses in 2001, $311,609 was for ICS and $74,354 was for VillageWorld, as compared to $367,062 and $237,430, respectively, one year ago. Marketing and newspaper advertising decreased by 99.9% to $220 for the three months ending September 30, 2001 from $58,202 for the three months ended September 30, 2000. This decrease represents the cancelled advertising of the Company's Internet franchising program. As a percentage of sales, SG&A expenses were 38.7% in 2001 and 50.4% in 2000.

     Amortization  of  goodwill,  after  the restatement applicable to 2000, was
$59,348  for  2001  and  $59,349  for  2000.   (See  Note  3  to  the  condensed
consolidated financial statements).

Interest expense increased by $6,975, or 50.0%, to $20,929 for the three months ended September 30, 2001 from $13,954, as restated, for the three months ended September 30, 2000. (See Note 3 to the condensed consolidated financial statements). The increase was due to the higher average amount owing on the Company's bank loan and indebtedness to affiliates, as well as certain late payment finance charges incurred on the Company's trade payables. The Company is endeavoring to work closely with its trade creditors, some of whom are pressing the Company for payment while the Company's tight cash position continues. (See Note 2 to the condensed consolidated financial statements and Liquidity and Capital Resources).

     Net loss for the three months ended September 30, 2001 was $295,393 compared to a net loss of $491,970 for the three months ended September 30, 2000, a decrease of $196,577, or 40.0%. The decrease in the current period loss is due principally to the significant decrease in SG&A expenses as a percentage of gross margin, which fell by 99.4% to 225.9% in 2001 from 325.3% in 2000.

Nine Months Ended September 30, 2001 Compared With Nine Months Ended September 30, 2000

     The Company's total revenues increased by $141,500, or 4.9%, to $3,032,993 for the nine months ended September 30, 2001, from $2,891,493 for the nine months ended September 30, 2000. This growth in total revenues represents the excess of the growth in subscription revenues, which comprised 51.8% of total revenue for the current nine months, over the decline in all other revenues for the Company. Subscription service revenue rose by $976,375, or 163.9%, to $1,572,059 for the nine months ended September 30, 2001 from $595,684 one year ago. This increase in subscription service revenue was primarily attributable to an increase in the number of subscribers, dedicated users and partnerships with several community-based Internet services. Hardware sales decreased by $250,860, or 19.4%, to $1,043,493 for the nine months ended September 30, 2001. Maintenance and consulting revenues decreased by $34,503, or 13.2%, to $226,153 and installation services declined by $101,429, or 43.4%, to $132,274. Private label cd roms decreased by 100.0% from $439,877 for the prior nine months.

      Cost of sales was $2,317,676, representing 76.4% of total revenue for the nine months ended September 30, 2001, compared to $2,319,010, representing 80.2% of total revenues for the nine months ended September 30, 2000. Cost of sales of ICS was $905,163, or 64.6% of hardware sales, installation services and maintenance/consulting for the nine months ended September 30, 2001 compared to $1,268,130, or 70.9%, one year ago. Cost of sales of VillageWorld was $1,412,513, or 89.9% of related revenues for the nine months ended September 30, 2001, compared to $1,050,880, or 95.3%, one year ago, which included private label cd rom sales and related costs.

Selling, general and administrative expenses (SG&A) were $1,436,173 for the nine months ended September 30, 2001, a decrease of $436,411, or 23.3%, from $1,872,584 for the nine months ended September 30, 2000. This decrease was primarily attributable to the decrease in payroll and related benefits by $215,195, or 18.7% to $933,113 in 2001 from $1,148,308 in 2000. Marketing and newspaper advertising decreased by $151,404, or 82.7%, to $31,758 in 2001 from $183,162 in 2000. This decrease represents the cancelled advertising of the Company's Internet franchising program. Of the total SG&A expenses, $1,074,304 is attributable to ICS and $361,869 is attributable to VillageWorld for the nine months ended September 30, 2001, compared to $1,026,318 and $846,266, one year ago. As a percentage of sales, SG&A expenses were 47.4% and 64.8% for the nine months ended September 2001 and September 2000, respectively.

     Amortization  of  goodwill,  after  the restatement applicable to 2000, was
$178,044  in  2001  and  $178,045  in  2000.   (See  Note  3  to  the  condensed
consolidated financial statements).

     Interest expense was $75,809 for the nine months ended September 30, 2001, an increase of $38,566 or 103.6% from $37,243, as restated for the nine months ended September 30, 2000. (See Note 3 to the condensed consolidated financial statements). This increase was primarily attributable to the higher average amount outstanding on the Company's bank debt and loans payable to affiliates, as well as certain late payment finance charges incurred on the Company's trade payables.

     Net loss for the nine months ended September 30, 2001 was $974,709 compared to a net loss of $1,515,389 for the nine months ended September 30, 2000, a decrease of $540,680, or 35.7%. The decrease in the current period loss is due primarily to two related factors: (i) the significant decrease in SG&A expenses as a percentage of gross margin, which fell by 126.3% to 200.8% from 327.1%;
(ii) the gross margin percentage increased by 3.8% to 23.6% for the nine months ended September 30, 2001 compared to 19.8% for the nine months ended September 30, 2000.

Liquidity  and  Capital  Resources

     Cash at September 30, 2001, all of which is maintained at the same bank, was $91,062 compared to $271,032 at December 31, 2000, a decrease of $179,970. This decrease in cash was primarily attributable to the funding of the Company's net loss. Cash required for operating activities was $585,054, of which $119,029 was used in the first quarter, $198,896 was used in the second quarter and $267,129 was used in the third quarter. At various dates during the months of May, June and July, the Company began to incur intra-month overdrafts at two of its checking accounts maintained at its bank, although such overdrafts did not exceed amounts of positive balances maintained at other accounts with the same bank. However in August and September of 2001, net combined intra-month overdrafts were incurred amounting to $6,785 and $58,709, respectively. All checking accounts had positive cash balances at September 30, 2001. In October the high intra-month net overdraft was $64,106 and at November 12, 2001 the net overdraft was $44,188. The Company's bank has not formally approved its request for a $100,000 increase in its line of credit. The Company views the allowed overdrafts, none of which have existed at any month-end during this period, as an indication of the bank's willingness to work with it pending a formal response to the requested increase in the line, given the Company's and its other affiliates' long and positive relationship with this bank. However no assurances can be given as to the continued availability or amount of these allowed overdrafts.

     Accounts receivable increased by $357,823 to $765,855 at September 30, 2001 from $408,032 at December 31, 2000. The increase was due principally to: (i) invoicing of various school district monitoring services amounting to $144,000; and (ii) invoicing of approximately $220,000 for various projects, most which were billed in the September quarter.

--------------------------------------------------

     Inventory decreased by $24,806 to $25,066 at September 30, 2001 from $49,872 at December 31, 2000. The decrease in inventory is directly related to a decrease in hardware inventory purchases due to the slowdown in hardware sales since March 2001. Prepaid expenses and other current assets increased by $45,637 to $113,888 at September 30, 2001 from $68,251 at December 31, 2000, primarily due to an increase in prepaid insurance.

     Accounts payable and accrued expenses increased by $294,587 to $1,075,306 at September 30, 2001 from $780,719 at December 31, 2000, primarily due to the prioritizing of payment of operating expenses and salaries over trade accounts payable as well as a minor overall increase in the volume of transactions during the period.

     Notes payable increased to $192,718 at September 30, 2001 from $125,000 at December 31, 2000, reflecting additional net borrowings of $67,718. Borrowings under the line may not exceed $200,000. The Company has applied to the bank for a one-year renewal of this credit facility to April 30, 2002 and an $100,000 increase in the line to $300,000 and is in the process of preparing operating projections reflecting the inclusion of the Company's RSAF networking contract. The bank has renewed the existing line until November 30, 2001 and has allowed the Company to incur certain cash overdrafts as discussed above. Management expects the increase and the renewal to be granted.

     Loans payable to related parties increased to $928,878 at September 30, 2001 from $580,258 at December 31, 2000, an overall increase of $348,620. The increase is attributable to actual additional borrowings of $10,000 in the first quarter, $107,144 in the second quarter and $220,000 in the third quarter as well as $11,476 of interest accrued during the nine months. A portion of the third quarter loans amounting to $40,000 was advanced from AID, the affiliate with whom the Company is jointly undertaking the RSAF contract. All of the $220,000 borrowed during the third quarter is repayable on demand. Repayment of the balance of the outstanding related party loans and advances totaling $708,878 is due August 1, 2002. Accordingly, all such related party loans are now a current liability. Until such time as the RSAF networking contract related payments are received, the Company will be dependent on additional advances from its affiliates, of which neither the continued availability nor the amounts thereof are assured. No additional loans have been advanced subsequent to September 30, 2001. On October 5, 2001 a payment of $70,000 was made against the $180,000 related company loan.

     At September 30, 2001, the Company had a working capital deficit of $1,758,601 and an extremely tight cash position. Subsequent to September 30, 2001, the Company's liquidity situation worsened; its net cash overdraft at November 12, 2001 was $44,188. While the Company has successfully reduced various costs, it is presently dependent on related party loans and/or bank borrowings. The Company believes that once the payments on the RSAF contract are received, presently expected to commence in December 2001, its current cash flow deficiency will begin to be alleviated; the Company further believes that the attendant international expansion of its business will be a major step in the Company's attaining profitable operations, which step is critical to the long-term viability of the Company. Although management believes it will be successful in these and related endeavors, including the production and marketing of its new secure peering product, continuation of the Company as a going concern is presently in question.

     Operating activities used cash of $585,054 for the nine months ended September 30, 2001 compared to $971,435 used for the same period one year ago. This decrease reflects the substantial payment of liabilities associated with the discontinued bagel operations one year ago. The current period use of cash was principally to fund the net loss.

     For the nine months ended September 30, 2001, investing activities provided $222 compared to cash used of $61,650 one year ago. Virtually all of the change was due to decreased capital expenditures in 2001. Financing activities provided cash of $404,862 in 2001, compared to $371,875 in 2000. The Company borrowed $67,718 under the bank line in 2001 while related company advances provided $337,144.

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

     The Company's board of directors has unanimously approved the grant of 75,000 common shares outright as well as the grant of options to purchase 100,000 common shares under the Company's 1998 Performance Equity Plan in satisfaction of certain accrued liabilities totaling $16,500 for services previously provided. As all the shares issuable under such plan are covered by an existing Form S-8 Registration Statement, both the shares issued outright and those underlying the options, when exercised, will be free trading under The Securities Act of 1933. No further shares or options are available under the 1998 Plan.

     In an effort to partially address its scarcity of capital resources, the Company has entered into negotiations for a limited private placement of its common stock. If consummated, the placement would be for one sizable block of new unregistered common shares at a per share price representing a substantial discount from the quoted trading value of the Company's common stock at the time negotiations began. The Company's board of directors believes such a discount would be appropriate given the restrictions on resale imposed by Rule 144 under The Securities Act as well as the Company's present deficiency in liquidity. Net capital proceeds to the Company from this transaction would be in an amount not less than $50,000. It is possible that the Company might seek additional private placements of a similar nature and amount, although the aggregate of all such transactions would not exceed $300,000. There is no assurance that any private placement will be consummated.

Part  II.      Other  Information

Item  2.       Changes  in  Securities

               See Note 7(C) to the condensed consolidated financial statements included in Part I hereof.

               The Company received no cash in any of the transactions described in Note 7(C). The Company's issuances of common shares described therein were all exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof as transactions by an issuer not involving any public offering.

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



                           VillageWorld.com,  Inc.
                           -----------------------
                                 (Registrant)



Dated:  November  14,  2001                       By:     /s/  Peter  J.  Keenan
                                                          ----------------------
                                   Peter J. Keenan, Chairman of the Board, President and Principal Executive Officer



                                               By:  /s/  Edilberto  R.  Enriquez
                                                  ------------------------------
                                       Edilberto  R.  Enriquez,
                                       Treasurer  and  Chief  Financial  Officer