Form 10KSB
period 2001-12-31
VILLAGEWORLD COM INC
filed 2002-04-01
CIK 1006708

<DOCUMENT-COUNT>     1
<SROS>     NONE
<FILER>


</FILER>
<PERIOD>     12/31/2001

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
(Mark  One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF  1934

For  the  fiscal  year  ended  December  31,  2001
                               -------------------

[ ] TRANSITION  REPORT  PURSUANT  TO  SECTION 13  OR  15(d)  OF  THE  SECURITIES
    EXCHANGE  ACT  OF  1934

For  the  transition  period  from           to
                                   ----------  ----------
                         Commission file number 0-28058
                                                -------

                             VILLAGEWORLD.COM, INC.
                             ----------------------
                 (Name of small business issuer in its Charter)

          New  York                                    11-3137508
          ---------                                    ----------
     (State  or other                              (I.R.S.  Employer
      jurisdiction of                           Identification  No.)
   incorporation or organization)

     620  Johnson  Avenue,  Bohemia,  New  York               11716
     ------------------------------------------               -----
      (Address  of  principal  executive  offices)        (Zip  Code)

                                 (631) 218-0700
                                 --------------
                 (Issuer's telephone number Including Area Code)

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The  Issuer's  revenues  for  its  most recent fiscal year were $3,911,503.

     As of March 28, 2002, the aggregate market value of the Issuer's Common Stock held by non-affiliates of the Issuer (based on the last sale price of such stock of $.26) was approximately $4,060,573. At March 28, 2002, 23,544,986 shares of the Issuer's Common Stock were outstanding. (Assuming the conversion of all outstanding Class B Preferred Stock the outstanding common stock at March 28, 2002 would increase to 93,669,962 shares).

                       DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the annual meeting of stockholders to be held in 2002, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

                                           VILLAGEWORLD.COM, INC.
                                INDEX TO ANNUAL REPORT ON FORM 10-KSB
                            FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                               FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                            -------------------------------------------------

                                           ITEMS IN FORM 10-KSB
                                          -----------------------






                                                                                                    Page
                                                                                                   -----
Facing page
Part I
-------

Item 1.                         Description of Business                                                 3
Item 2.                         Description of Property                                                 5
Item 3.                         Legal Proceedings                                                    None
Item 4.                         Submissions of Matters to a Vote of Security Holders                 None

Part II
-------

Item 5.                         Market for Common Equity and Related Stockholder Matters                6
Item 6.. . . . . . . . . . . .  Management's Discussion and Analysis of Financial
                                Condition and Results of Operations. . . . . . . . .                    7
Item 7.                         Financial Statements                                                   11
Item 8.. . . . . . . . . . . .  Changes in and Disagreements with Accountants on
                                Accounting and Financial Disclosure . . . . . . . . .                None

Part III
--------

Item 9.. . . . . . . . . . .    Directors, Executive Officers, Promoters and Control Persons;
                                Compliance with Section 16(a) of the Exchange Act                      12
Item 10.                        Executive Compensation                                                 13
Item 11. . . . . . . . . . . . .Security Ownership of Certain Beneficial Owners and Management         13
Item 12.                        Certain Relationships and Related Transactions                         13
Item 13.                        Exhibits and Reports on Form 8-K                                       14

Signatures . . . . . . . . . . . . . . .                                                               15

                                     PART I
ITEM  1.  DESCRIPTION  OF  BUSINESS

GENERAL

     Our Company, VillageWorld.com, Inc., provides community-oriented Internet access under private labels and installs, maintains and services computer network systems consisting of full hardware and proprietary software solutions. Our Internet services division is run by our wholly-owned subsidiary, VillageNet, Inc., and our network systems division is run by our wholly-owned subsidiary, Intelligent Computer Solutions, Inc. During the last fiscal year, revenues from our private label Internet access business increased by almost one and a third, while revenues from hardware sales, installation, maintenance, consulting and other sources declined by approximately three-eighths. We recently expanded our networking installation and consulting business into the international market. We intend to continue expanding our community-based and private label Internet services as well as our networking services, particularly,  internationally.  Hardware  sales,  which  have  always  been the
highest   cost  of  our  revenue  sources,  will  likely  continue  to  decline.

     One of the great benefits of the Internet is its ability to connect people to the four corners of the Earth and expose them to a wealth of information, peoples and cultures not previously attainable. Nevertheless, we believe that individuals would still like to remain a part of a distinct localized community. By providing our community-based Internet service providers ("ISP's") consisting of our Private Label ISP's, we believe we are affording the user a unique opportunity to combine the benefits afforded by the long reach of the World Wide Web, while maintaining the comforts of being part of a close-knit community.

INTERNET  SERVICE  PROVIDER

     We believe that individuals would like to combine the far-reaching benefits of the Internet, while remaining a part of a distinct localized community. By providing our community-based Internet service providers ("ISP's"), we believe we are affording users a unique opportunity to achieve that hybrid in their on-line activities.

     Our Private Label ISP's target Internet users who already have an affinity for, or a pre-existing relationship with, the organization, company, or individual that offers our ISP under their own brand name. We design and implement a customized ISP and home page for such Private Label ISP, as well as provide Internet access, billing services, community tools, customer service and technical support. The Private Label ISP is responsible for marketing the service to its intended subscriber base and for providing relevant content that will create added value for its ISP.

     During the fiscal year ended December 31, 2001, we generated revenues from our monthly Internet subscription services of $2,141,724. Such revenues are generated typically through the payment to us of a monthly subscriber fee. We presently have approximately 25,000 paying subscribers for our ISP services. Commencing in fiscal 2000 we contracted with Ultrastar Internet Services, LLC, to provide Ultrastar with Internet access and technical support for Internet services, using as the names of the Private Label ISP's those which Ultrastar is contractually permitted to use, such as David Bowie, Gaither and Hanson. Two-thirds of our growth in subscription service revenue in fiscal 2001 came from this customer; for such year they comprised 33.6% of our total revenue. Our agreement with Ultrastar allows them to cancel upon thirty days prior written notice. (See Management's Discussion and Analysis of Financial Condition and Results of Operations).

NETWORK  SYSTEMS

     During the fiscal year ended December 31, 2001, we generated $1,700,067 in revenue through our sale, installation, maintenance and service of computer network systems. To date, we have established eighty separate network systems, each of which is based on a school district or educational institution. We seek to enlist potential subscribers for our Internet services from each network system we install, particularly from the schools and institutions themselves and the students, parents, teachers and staff of the schools in the school district of the educational institution.

     In October 2001 we announced the final approval by the U.S. Air Force of a multi-million dollar contract to implement a local and wide area network (LAN/WAN) solution for the Royal Saudi Air Force ("RSAF") awarded to a related company, ATTI International Development, Inc. ("AID"). We are a principal sub-contractor on this project, pursuant to a verbal agreement with AID. The initial contract is for the upgrade of Prince Sultan Air Base for approximately $7,000,000. AID has advised us that the portion of the contract to be jointly administered between us is approximately $4,000,000. We will provide engineering, network design, equipment installation, implementation and overall management services for this joint project, which will constitute a comprehensive upgrade and redevelopment of systems currently used by the RSAF. These services are expected to comprise approximately $600,000 of the joint project. The $3,400,000 equipment portion of the joint project is being provided by AID.

In December 2001 we commenced work on our portion of the initial contract and received the first $100,000 contract-related payment. The verbal agreement with AID provides for five additional monthly payments, each in the amount of $100,000. During the first quarter of fiscal 2002, we received the three scheduled $100,000 payments.

     The hardware and software equipment and systems we sell and install are manufactured and supplied by the largest and best known companies, including Cisco Systems, Sun Microsystems, Microsoft, Oracle, IBM, Digital Equipment, Compaq Computer and Intel. These and other vendors help train our employees in the use, installation and maintenance of their products.

BUSINESS  STRATEGY

     We are seeking to grow our ISP subscriber base through the development of third party ISP's. We believe that the growth of Private Label ISP's will allow us to increase our subscriber base without incurring the expense of an extensive marketing and advertising campaign. By partnering with established brands and affinity groups, we believe we can capitalize on the ability of these entities to offer VillageWorld Internet services to their targeted and committed membership or community.

     With the recent demise of several high profile free ISP's, we believe that the free ISP model has a limited future. We will seek to contract with existing Private Label ISP's that are in need of a technology partner to provide the Internet access to their subscriber base that the free ISP's no longer provide. We believe that we are in a position to accomplish this task. We have had success in launching several Private Label ISP's such as BowietNet, HansonNet, and GaitherNet. We have experience in working with the third parties that have created these branded ISP's and portals and can customize tailored solutions to help our partners realize their own unique goals.

     We also recently expanded our networking business internationally as a sub-contractor to a related company, AID. AID estimates that all LAN/WAN upgrades for the 14 locations throughout the kingdom of Saudi Arabia could exceed one hundred million dollars over the next 3-4 years. We believe we are in the lead position to sub-contract the design and related implementation services for these additional projects.

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

TRADEMARKS  AND  SERVICE  MARKS

     Our service marks "Village World(R)" and "Village Net(R)" are registered with the United States Patent and Trademark Office. We have filed a trademark application with the United States Patent and Trademark Office seeking registration for "VillageWorld.com".

EMPLOYEES

     We presently employ 24 people, two of whom are our Executive Officers. Five of these people, including one executive, are currently employed on a part-time basis. None of our employees are represented by a union. We believe our relationships with our employees are satisfactory.

CORPORATE  INFORMATION

     We were incorporated in New York on December 14, 1992 under the name Big City Bagels, Inc. On July 1, 1999, Big City Bagels, Inc. consummated the transactions contemplated by an Agreement and Plan of Reorganization and Merger with Intelligent Computer Solutions, Inc., VillageNet, Inc. and each of the shareholders of those two companies, dated May 21, 1999 and as amended on June 28, 1999. The agreement provided for the merger of Big City Bagels with and into ICS and VillageNet, respectively, and for ICS and VillageNet to be the surviving corporations continuing as wholly-owned subsidiaries of the Company. On December 30, 1999, we changed our name to VillageWorld.com, Inc. Our principal executive offices are located at 620 Johnson Avenue, Bohemia, New York 11716. Our phone number is (631) 218-0700 and our fax number is (631) 218-0769. We also maintain an Internet site at www.villageworld.com. Information contained on our web site is not, and should not be deemed to be, a part of this Annual Report on Form 10-KSB.

ITEM  2.  DESCRIPTION  OF  PROPERTY

     Our principal offices are located in leased facilities at 620 Johnson Avenue, Suites 1A, 1B and 6, Bohemia, New York 11716. The lease term for each of the Suites expires March 31, 2002. For the use of Suites 1A, 1B and 6 we pay annual rent of $38,000, $39,000 and $33,600, respectively. Our leases had renewal options for terms of three, five, and five years respectively, with rents increasing by 4%, 4% and 5% for each year of the renewal term. Renewal required six months prior written notice, which we did not give to our landlord. However in March of 2002, our landlord verbally agreed to a one-year extension for all three suites with no increase in rent as well as a cancellation option for one suite after three months with no penalty. We expect to sign a lease modification agreement soon.

                                     PART II
                                     -------

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

MARKET  INFORMATION

     Our common stock is quoted under the symbol "VILW" on the OTC Bulletin Board. The following table sets forth the range of high and low bid quotations of our common stock, as reported by Nasdaq, for the periods indicated. The prices represent inter-dealer quotations, which do not include retail markups, markdowns or commissions, and may not represent actual transactions.


                                      2001                  2000
                                      -----                 -----
                               High. . .  Low            High       Low
                              -------    ------        -------    -----
         First Quarter. .    $ .28      $ .08          $4.38       $.44
         Second Quarter        .41        .08           2.69        .66
         Third Quarter.        .22        .08            .92        .30
         Fourth Quarter        .37        .07            .42        .06


SECURITY  HOLDERS

     At March 28, 2002 there were 23,544,986 shares outstanding and approximately 115 holders of record of Common Stock. We believe there is in excess of 500 beneficial owners of our Common Stock, most of whose shares are held in street name. The number of outstanding shares does give effect to the deemed issuance of 292,000 shares of common stock issuable upon the exercise of common stock purchase options, all exercisable at $.01 per share. This figure of outstanding shares does not include (i) 70,124,976 shares of our Common Stock issuable upon conversion, at a rate of 138-to-1, of 508,152 outstanding shares of our Class B Preferred Stock; (ii) any Common Stock issuable upon conversion of our Class C Preferred Stock of which 8,777.59 shares are presently outstanding; and (iii) 912,447 shares of Common Stock issuable upon the exercise of 715,667 outstanding warrants and 196,780 outstanding options.

DIVIDEND  POLICY

     We have not paid, and our board of directors does not presently intend to declare, any dividends on our Common Stock in the foreseeable future. We anticipate that all of our earnings and other resources, if any, will be retained by us for investment in our business. Even if we wanted to pay any dividends, the designation of preferences for our Class C Preferred Stock prohibits payment of dividends on our Common Stock so long as the dividends on such preferred stock are unpaid. In addition, we may incur indebtedness in the future, the terms of which may prohibit or effectively restrict dividend payments. On various dates during fiscal 2001 and 2000, we paid dividends in kind of $26,391 and $574, respectively, in the form of our Common Stock on our Class C Preferred Stock that had been converted into our Common Stock. On March 21, 2002, we paid an additional dividend in kind of $2,229, also in the form of our Common Stock, on our Class C Preferred Stock that had been converted into our Common Stock.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     On October 3rd, 4th, 5th, 12th, 24th and 29th of 2001, a total of 421.75 shares of our Class C Preferred Stock together with accrued preferred dividends thereon were converted into 282,361 shares of our Common Stock at a discount of 25% from the average of the closing bid prices for our Common Stock during the prior five trading days.

     On December 13, 2001, we sold 1,000,000 new, unregistered common shares in a private placement to one individual investor for $50,000. The transaction was exempt from registration under Section 4(2) of the Securities Act of 1933. These unregistered shares are subject to the resale restrictions imposed under the Act. The per share price of $.05 represented a 37.5% discount from the previous day's closing price of our Common Stock. (See Management's Discussion and Analysis of Financial Condition and Results of Operations: Liquidity and Capital Resources).

On March 21, 2002, 165.75 shares of Class C Preferred Stock, together with accrued dividends, were converted into a total of 129,235 shares of our Common Stock. After these conversions, 8,777.59 shares of our Class C Preferred Stock remain outstanding.

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

FORWARD-LOOKING  STATEMENTS

          When used in this Form 10-KSB and in future filings by the Company with the Securities and Exchange Commission, the words or phrases "will likely result,", "management expects" or "the Company expects," "will continue," "is anticipated," "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. These risks and uncertainties now also include those usually associated with international operations particularly when they represent a new endeavor as well as potentially severe disruptions to the Company's new RSAF networking project should the long-standing conflict in the Middle East worsen, either as a result of the United States led war on terrorism or other causes. The Company has no obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

SELECTED  FINANCIAL  DATA





                                                                         Year Ended December 31,
                                                                       -------------------------
RESULTS OF OPERATIONS:                                                        2001            2000
                                                                            ------          ------

Total revenues. . . . . . . . . . . . . . . . . . . . . . . .  $              3,911,503   $ 3,754,520
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . .  $             (1,120,146)  $(2,059,718)
Net loss attributable to common stockholders. . . . . . . . .  $             (1,182,457)  $(2,131,692)
Basic and diluted income (loss) per common share. . . . . . .  $                  (0.01)  $     (0.02)
Weighted average common shares outstanding, giving effect
to the conversion of all Class B Preferred Stock outstanding                 90,937,739    89,290,566

YEAR-END FINANCIAL POSITION:
Working capital deficit . . . . . . . . . . . . . . . . . . .  $             (1,783,683)
Total assets. . . . . . . . . . . . . . . . . . . . . . . . .  $              2,639,300
Total liabilities . . . . . . . . . . . . . . . . . . . . . .  $              2,500,849
Stockholders' equity. . . . . . . . . . . . . . . . . . . . .  $                138,451

RESULTS  OF  OPERATIONS
-----------------------

YEAR  ENDED  DECEMBER  31,  2001  COMPARED  TO  YEAR  ENDED  DECEMBER  31,  2000

     The Company's total revenues increased by $153,983, or 4.2%, to $3,911,503 for the year ended December 31, 2001 from $3,757,520 for the year ended December 31, 2000. This growth in total revenues represents the excess of the growth in subscription revenues, which comprised 54.8% of total revenue in 2001 compared to 24.6% in 2000, over the decline in all other revenues of the Company. Subscription service revenue rose by $1,218,749, or 132%, to $2,141,724 for 2001 from $922,975 one year ago. Two thirds of this increase was attributable to a single customer, Ultrastar, for whom the Company provides Private Label ISP's under names they are contractually permitted to use, such as David Bowie, Gaither and Hansen. The balance of the growth in subscription service revenue was due to an increase in the number of subscribers, dedicated users and partnerships with several community-based Internet services.

     Ultrastar, which comprised 33.6% of the Company's total revenue in 2001, recently advised the Company that they will likely seek to diversify their sources of Private Label ISP's in 2002. They have the contractual right to terminate their agreement with the Company upon thirty days prior written notice, although the Company believes they will continue to use various hosting Internet support services. The Company estimates the potential decrease in revenues from this source diversification by Ultrastar at approximately $1,000,000 on an annualized basis. As the gross profit on the services that may be cancelled averages approximately 15%, the overall impact on the Company is expected to be manageable, particularly when related savings in administrative support are considered, both in terms of personnel and occupancy cost; the Company has negotiated a termination option for the leased suite that presently houses such support operations.

     Hardware sales decreased by $543,450, or 32.3%, to $1,137,317 in 2001. This trend accelerated in the fourth quarter of 2001, reflecting a slowdown in capital expenditures by the Company's customers, consistent with the economy as a whole, and exacerbated by the effects of the terrorist attacks on September 11th. Hardware sales have always been one of the highest cost components of the Company's revenues and the Company does not expect a significant change in this downward trend in the foreseeable future, although the Company has seen recent indications of a slow recovery in its domestic networking business, which is principally with local school districts. The Company's recent emphasis has been on installation, maintenance and consulting services, which are more profitable. Although maintenance and consulting revenues decreased for the year by $27,293, or 8.7%, to $287,523 and installation services fell by $51,589, or 15.8%, to $275,227 in 2001, fourth quarter results showed 53.5% and 13.3% increases in installation and maintenance/consulting revenues, respectively, and the former reflected only one month's $100,000 billing on the RSAF sub-contract. Five further monthly payments of $100,000 each are scheduled through May 2002, three of which were received in the first quarter of 2002.

     Private label cd roms decreased by 100.0% from $439,877 for the prior year. Other revenues were virtually unchanged, increasing by 0.6% to $69,712.

     In October 2001 the Company announced it was introducing a new peering infrastructure for its Internet Service Provider customers designed to lower costs and increase speed, security and reliability. The Company received four initial orders for the new product, which were delivered in a Beta or test phase mode. Due to the Company's present scarcity of capital resources, significant revenue contribution from the production and marketing of this new product is not anticipated until the latter part of fiscal 2002, at the earliest. In this regard, the Company must also replace its Manhattan broadband support site, which had been utilized under an arrangement with Enron Corporation. Enron closed the support site in the wake of its bankruptcy filing.

     Cost of sales was $2,877,945, representing 73.6% of total revenue for the year ended December 31, 2001, compared to $2,955,027, representing 78.7% of total revenues for the year ended December 31, 2000. Cost of sales of VillageNet was $1,877,143, or 84.9% of related revenues for 2001, compared to $1,373,624, or 95.9%, one year ago, which included the very high cost private label cd rom sales. Cost of sales of ICS was $1,000,802, or 58.9% of hardware sales, installation services and maintenance/consulting for 2001 compared to $1,581,403, or 68.1%, one year ago, the decline as a percent of sales attributable to the reduction in the higher cost hardware sales.

     Selling, general and administrative expenses (SG&A) were $1,819,392 in 2001, a decrease of $656,624, or 26.5%, from $2,476,016 in 2000. This decrease was principally attributable to two factors: (i) a decrease in payroll and related benefits of $283,978, or 20.6%, to $1,095,454 in 2001 from $1,379,432 in
2000; and (ii) a decrease in marketing and newspaper advertising of $246,655, or 88.4%, to $32,463 in 2001 from $279,118 in 2000. This decrease represents the cancelled advertising of the Company's Internet franchising program. Of the total SG&A expenses, $443,251 is attributable to VillageNet and $1,376,141 is attributable to ICS for 2001, compared to $1,076,421 and $1,399,595, one year ago. As a percentage of sales, SG&A expenses were 46.5% in 2001 and 65.9% in 2000.

     Amortization of goodwill was $237,392 in each of 2001 and 2000. In Accordance with Statement of Financial Accounting Standards No. 142 ("SFAS
No. 142"), effective January 1, 2002, goodwill is no longer systematically amortized to operations, but is subject to periodic tests for impairment. (See
Note 2S to the consolidated  financial  statements).   SFAS  No.  142 prescribes
a two-step impairment test, the first step to determine the existence of impairment and the second, if applicable, to measure the impairment amount. These steps must be completed in the first six and twelve months, respectively, of fiscal 2002, with any impairment losses reflected retroactively to the first quarter of 2002.

        Interest expense was $96,920 in 2001, an increase of $35,417, or 57.6%, from $61,503 in 2000. The increase was attributable to the higher average amount outstanding on the Company's loans payable to related parties, as well as certain late payment finance charges incurred on the Company's trade payables. Reported interest expense on related party loans includes interest imputed to reflect a fair interest rate on certain non-interest bearing and below market rate loans. (See Note 6 to the consolidated financial statements).

        Settlements of $55,900 with discontinued bagel franchisees in 2000 did not recur.

          Pre-tax loss for the year ended December 31, 2001 was $1,120,146 compared to a pre-tax loss of $2,031,318 for the year ended December 31, 2000, a decrease of $911,172, or 44.9%. The decrease in the current year loss is due primarily to two related factors: (i) the significant decrease in SG&A expenses as a percentage of gross margin, which fell by 133.7% to 176.0% in 2001 from 309.7% in 2000; and (ii) the gross margin percentage increased by 5.1% to 26.4% in 2001 compared to 21.3% in 2000.

          The provision for income taxes decreased by $28,400, or 100%, to zero in 2001. The expense in 2000 was wholly attributable to deferred income taxes. The Company has tax loss carryforwards of approximately $3,100,000, available to offset future taxable income through 2021. The Company has provided a 100% valuation allowance against its net deferred tax assets as their prospective realization does not meet the more likely than not criterion required.

          As a result of the foregoing, net loss declined by $939,572, or 45.6%, to $1,120,146 in 2001 from $2,059,718 in 2000. As a percentage of total revenues, net loss fell by 26.3% to 28.6% from 54.9%.

         Preferred stock dividends paid in-kind and accrued decreased by $9,663, or 13.4%, to $62,311 in 2001 from $71,974 in 2000. Dividends on the Company's Class C Preferred Stock are paid only in-kind, in the form of shares of the Company's Common Stock only when such preferred stock is converted into Common Stock. Dividends at the rate of 6% accrue on the preferred stock until they are tendered for conversion. Net loss attributable to common shares, on which loss per share is based, declined by $949,235, or 44.5%, to $1,182,457 in 2001 from $2,131,692 in 2000.

          Loss per share declined by $.01 to $.01 in 2001 from $.02 in 2000. Loss per share gives effect to the conversion of all 508,152 outstanding shares of Class B Preferred Stock. Such shares, which bear no dividends, are convertible at the rate of 138 to one into a total of 70,124,976 shares of Common Stock.

LIQUIDITY  AND  CAPITAL  RESOURCES

          Cash at December 31, 2001, all of which is maintained at the same bank, was $91,064 compared to $271,032 at December 31, 2000, a decrease of $179,968. This decrease in cash was primarily attributable to the funding of the Company's net loss. At various dates during the months of May, June and July, the Company began to incur intra-month overdrafts at two of its checking accounts maintained at its bank, although such overdrafts did not exceed amounts of positive balances maintained at other accounts with the same bank. However in August, September, October and November of 2001, net combined intra-month overdrafts were incurred, the highest of which, $64,106, occurred in October. The last of such intra-month net overdrafts occurred in November. All checking accounts had positive balances at December 31, 2001. The Company has asked the bank for a $100,000 increase in its line of credit, which request is presently pending. The Company viewed the allowed overdrafts as an indication of the bank's willingness to work with it during the pendency of the requested increase, given the Company's and its other affiliates' long and positive relationship with this bank. However no assurances can be given as to a formal approval for the increase in the line of credit or the continued availability or amount of allowed overdrafts, should the Company need them again in the future. Although still tight, the Company's cash position has eased somewhat recently, as it began to receive the monthly $100,000 RSAF contract related payments from AID, one of which was received in December and three more in the first quarter of fiscal 2002. Two further payments are scheduled for April and May of 2002 to complete the initial sub-contract; additional contracts are expected.

          Accounts receivable decreased by $4,463 to $403,569 at December 31 2001 from $408,032 at December 31, 2000. The Company continued to improve its accounts receivable turnover ratio as the number of days' sales outstanding decreased by two full days to 37.7 days in 2001 from 39.7 days in 2000.

          Inventory decreased by $24,806 to $25,066 at December 31, 2001 from $49,872 at December 31, 2000. The decrease in inventory is directly related to a decrease in hardware inventory purchases due to the slowdown in hardware sales since March 2001. Prepaid expenses and other current assets increased by $28,791 to $90,147 at December 31, 2001 from $61,356 at December 31, 2000, primarily  due  to  an  increase  in  prepaid  insurance.

          Accounts payable and accrued expenses increased by $50,338 to $841,856 at December 31, 2001 from $791,518 at December 31, 2000, primarily due to overall increases in revenues and the attendant cost of sales during the period.

          Notes payable increased to $192,718 at December 31, 2001 from $125,000 at December 31, 2000, reflecting additional net borrowings of $67,718. Borrowings under the line, which has been extended until May 31, 2002, may not presently exceed $200,000. The Company's request for a $100,000 increase in the line is pending.

          Loans payable to related parties increased by $376,833 to $957,091 at December 31, 2001 from $580,258 at December 31, 2000. The increase is attributable to actual additional borrowings of $10,000 in the first quarter, $107,144 in the second quarter, $220,000 in the third quarter and $20,979, net of a $70,000 repayment in the fourth quarter, as well as $18,710 of interest accrued during the year. A portion of the third quarter loans amounting to $40,000 was advanced from AID, the related company for whom the Company is the sub-contractor on the RSAF project. All of the $220,000 borrowed during the third quarter is repayable on demand. Repayment of the balance of the outstanding related party loans and advances totaling $737,091 is due August 1, 2002. Accordingly, all such related party loans are a current liability.

          At December 31, 2001, the Company had a working capital deficit of $1,783,683 and an extremely tight cash position, which eased somewhat in the first quarter of fiscal 2002 as discussed above. The Company has successfully reduced various costs and its net loss for the fourth quarter comprised only approximately one-eighth of its fiscal 2001 net loss. Over the last two years, the Company has been largely dependent on related party loans to finance its operations. Such loans total $957,091 at December 31, 2001 and are due on or before August 1, 2002. The Company is optimistic that once additional RSAF sub-contracts are awarded and increased long-term cash inflows become reasonably certain, the Company will negotiate a feasible long-term repayment schedule of its related party debt. Such debt restructuring, coupled with the attendant forecasted profitability, which should accompany the continued international expansion of its business, will lead to the long-term viability of the Company. Management believes it will be successful in these endeavors; however no assurances can be given in this regard. As a result, continuation of the Company as a going concern is presently in question.

          Operating activities used cash of $656,416 for the year ended December 31, 2001 compared to $882,825 used for the same period one year ago. The current period use of cash was principally to fund the net loss of $1,120,146. Non-cash items totaled $364,354 in 2001, of which depreciation and amortization comprised $313,340, compared to total non-cash items of $619,091 in 2000, including depreciation and amortization of $320,427, with the balance principally consisting of stock issued to satisfy certain expense obligations. Working capital elements provided cash of $99,376 in 2001 and $557,802 in 2000, net of payment of liabilities associated with discontinued operations of $549,989.

          For the year ended December 31, 2001, investing activities provided $604 compared to cash used of $70,317 one year ago. Substantially all of the change was due to decreased capital expenditures in 2001.

          Financing activities provided cash of $475,844 in 2001, compared to $423,613 in 2000. The Company borrowed $67,718 under the bank line in 2001 while related company advances provided $358,126. In December 2001, the Company sold 1,000,000 new unregistered shares in a private placement to one unrelated investor for $50,000. Although the negotiated per share price of $.05 reflected a discount of 37.5% from the previous trading day's closing price, management proceeded with the transaction as it then represented a critical cash inflow, with no associated capital raising cost other than incidental legal fees. The Company does not rule out additional limited private placements, also with significant discounts, should they become available from time to time.

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

          On September 26, 2001, the Company's board of directors approved, from the 1998 Performance Equity Plan, the outright grant of 75,000 common shares in payment of $7,500 of accrued consulting fees. The average closing price of the Company's common stock for the last five days the stock traded in September was $.10 per share. This grant reduced to 100,000 the availability of shares under the 1998 Plan. (See Notes 9B and 11A to the Consolidated Financial Statements).

          As a means to conserve cash, management of the Company anticipates granting the remaining shares under the 1998 Plan in satisfaction of certain current expense obligations. The valuation of such shares would be based on the current quoted price of the Company's Common Stock.

          Management of the Company has recommended to the board of directors that it consider adopting a 2002 Stock Option Plan to provide, at no cash cost to the Company, an equity compensation incentive to employees, directors and consultants. As proposed by management, the plan would be for 1,000,000 shares and would encompass qualifying and non-qualifying options as well as outright share grants and certain other common equity equivalents. If approved by the board, the Company would present the new plan to its stockholders for approval in its next proxy statement.


ITEM  7.  FINANCIAL  STATEMENTS

The financial statements and notes thereto are included herewith commencing on page 16.

                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table sets forth certain information regarding the members of our board of directors and executive officers:
Name                        Age            Position
----                        ---            --------

Peter  J.  Keenan           32             Chairman  of the Board  and President

Edilberto  R.  Enriquez     42             Treasurer and Chief Financial Officer

David  A.  Levi             26             Secretary  and  Director

Hector  M.  Gavilla         58             Director

Moshe  Schwartz             32             Director

Dr.  Steven  Levi           32             Director

DIRECTORS

     Peter J. Keenan has served as President of our Company, as well as the President of ICS, since the merger in July 1999. From October 1994 to June 1996, Mr. Keenan was technical director of ICS. Since 1995, Mr. Keenan has also served as technical director of VillageNet. From September 1991 to October 1994, Mr. Keenan was employed by Advanced Testing Technologies, Inc. ("ATTI") as a purchasing agent.

     David A. Levi has been a director of our Company since October 1999. Mr. Levi commenced medical school in August 1999. From January 1997 to August 1999, Mr. Levi served as a purchasing agent for ATTI. Since May 1998, Mr. Levi has served as President of ICS Systems, Inc. ("ICS Systems"), a computer software company specializing in operating systems and electronic drivers for automatic test equipment. From 1994 to 1997, Mr. Levi was a student at the University of Michigan where he received a degree in history.

     Hector M. Gavilla has served as a director of our Company since the merger in July 1999, and served as President of ATTI since 1998. He is also currently serving as the CEO of ATTI. Since 1994, Mr. Gavilla has been Vice President and Secretary of each of ICS and VillageNet and has served as an executive officer of the following companies: European Testing Technologies, Ltd., ATTI Europe bv, ATTI International Development, Inc., Automated Computer Systems, Inc. and ICS Systems.

     Moshe Schwartz has been a director of our Company since March 2000. Mr. Schwartz is currently an independent investment banking consultant. From July 1998 through February 2000, he served as a Vice President at KCSA Public Relations. Mr. Schwartz received his J.D. in 1995 from the Cardozo School of Law and from 1995 through 1998 was an Assistant District Attorney in Kings County, New York.

     Dr. Steven Levi has been a director of our Company since March 2000. Dr. Levi received his M.D. in 1995 from Pittsburgh University and is currently a practicing physician in the field of internal medicine at Jefferson Memorial Hospital in Philadelphia, PA. From 1995 to 1998, Dr. Levi served as the director of new development for ICS Systems. David A. Levi and Dr. Steven Levi are brothers.

     Our board of directors is elected at each annual meeting of shareholders. Each director holds office until his successor is duly elected and qualified or until his or her earlier resignation or removal. In March 1996, our predecessor adopted a 1996 Performance Equity Plan, which provides, in part, that on March 31 of each calendar year such plan is in effect, each of our directors are automatically awarded ten-year options to purchase 2,000 shares of common stock at an exercise price which is the fair market value of our common stock on such March 31. All of such options are immediately exercisable as of the date of grant. Other than the foregoing, our directors do not receive any fees or other compensation in connection with their services as directors.

EXECUTIVE  OFFICERS

     Officers are elected annually by the Board of Directors and serve at their direction. Two of our executive officers, Peter J. Keenan and David A. Levi, are also directors. Information with regard to such persons is set forth above under the heading "Directors." Robert Appel, previously one of our executive officers, resigned in June of 2001. The remaining executive officer is Edilberto
R.  Enriquez,  Treasurer  and  Chief  Financial  Officer.

     Edilberto R. Enriquez has been employed as our Treasurer and Chief Financial Officer since the merger in July 1999 and served as the controller of ICS since March 1999. From December 1997 to March 1999, Mr. Enriquez was employed as an accounting manager for IHC Services, Inc., an exporting company. From 1991 to October 1997, Mr. Enriquez was a senior accountant at Linotype-Hell Company, a manufacturing company. Effective February 11, 2002, Mr. Enriquez commenced full-time employment with an unrelated company. He continues to serve as the Company's Treasurer and Chief Financial Officer on a part-time basis.

COMMITTEES

     The Board of Directors does not have a Compensation, Audit or Nominating Committee, and the usual functions of such committees are performed by the entire Board of Directors.

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCES

     Each of Peter J. Keenan, Hector M. Gavilla, David A. Levi, Dr. Steven Levi, Moshe Schwartz and Robert Appel failed to file one Form 5 with respect to one transaction each in fiscal 2001. All of the foregoing individuals were officers, directors and/or beneficial owners of more than 10% of our common stock during 2001. Mr. Appel resigned in June of 2001. For each of the five directors, the transaction not reported by them was the annual grant of 2,000 options under our 1996 Performance Equity Plan. The transaction with Mr. Appel was the modification of a previous option grant. Although not reported by these individuals, we reported all of these transactions in our Form 10-KSB for 2000 and again in our Form 10-QSB for the first quarter of fiscal 2001. Other than the foregoing, to the best of our knowledge, all other Forms 3, 4, and 5 required to be filed during the year ended December 31, 2001 were timely filed.

ITEM  10.  EXECUTIVE  COMPENSATION

     Information   required  by  Item  10,   Part   III,   regarding   Executive
Compensation, is included in our Proxy Statement relating to our 2002 annual meeting of stockholders, and is incorporated herein by reference.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     Information required by Item 11, Part III, regarding Security Ownership of Certain Beneficial Owners and Management, is included in our Proxy Statement relating to our 2002 annual meeting of stockholders, and is incorporated herein by reference.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Information required by Item 12, Part III, regarding Certain Relationships and Related Transactions, is included in our Proxy Statement relating to our 2002 annual meeting of stockholders, and is incorporated herein by reference.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)     Exhibits

Exhibit
Number
------

3.1     Restated  Certificate  of  Incorporation  (1)
3.2     Amendment  No.  1  to  Certificate  of  Incorporation  (2)
3.3     Amendment  No.  2  to  Certificate  of  Incorporation  (2)
3.4     Bylaws  of  the  Company  (3)
10.1    Agreement by and between the Company and Ultrastar Internet Services,
        LLC  (4)
10.2    Employment  Agreement  by  and between the Company and Peter Keenan (4)
10.3    1996  Performance  Equity  Plan  (1)
10.4    1998  Performance  Equity  Plan  (5)
10.5 Lease Agreement by and between ICS and Fortunato Development, Inc. for the lease of Suite 1A located at 620 Johnson Avenue, Bohemia, New York (6)
21      Subsidiaries  of  the  Company  (*)
____________

(*)     Filed  herewith

(1) Filed as an exhibit to the Company's Registration Statement on Form SB-2 (No. 333-2154), declared effective by the Commission on May 7, 1996 and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Form 8-K, filed with the Commission on December 30, 1999 and incorporated herein by reference.

(3) Filed as an exhibit to the Company's Form 10-KSB for the fiscal year ended December 31, 1998, filed with the Commission on March 31, 1999 and incorporated herein by reference.

(4) Filed as an exhibit to the Company's Form 10-KSB for the fiscal year ended December 31, 1999, filed with the Commission on March 31, 2000 and incorporated herein by reference.

(5) Filed as an exhibit to the Company's Form S-8 (Reg. No. 333-80373), filed with the Commission on June 10, 1999 and incorporated herein by reference.

(6) Filed as an exhibit to the Company's Form 10-KSB for the fiscal year ended December 31, 2000, filed with the Commission on April 2, 2001 and incorporated herein by reference.


     (B)     Reports  on  Form  8-K

None

                                   SIGNATURES



     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            VILLAGEWORLD.COM,  INC.
                            -----------------------


     Dated:    March  29,  2002
                                                 By:/s/  Peter  Keenan
                                                    ------------------
                                                  Peter  Keenan, Chairman of
                                                  the  Board  and  President


In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in capabilities and on the dates indicated.



         /s/Peter Keenan . . . .  Chairman of the Board and President
    ---------------------
    Peter Keenan. . . . . . .    (Principal Executive Officer)    March 29, 2002


         /s/Edilberto Enriquez .  Treasurer and Chief Financial
     -------------------------
     Edilberto Enriquez. . . .    Officer (Principal Financial
                                  and Accounting Officer)         March 29, 2002


         /s/David Levi . . . . .  Secretary and Director          March 29, 2002
      --------------------
      David Levi


         /s/Hector M. Gavilla. .  Director                        March 29, 2002
      ------------------------
      Hector M. Gavilla


         /s/ Moshe Schwartz. . .  Director                        March 29, 2002
      ----------------------
       Moshe Schwartz



         /s/ Dr. Steven Levi . .  Director                        March 29, 2002
      ----------------------
       Dr. Steven Levi





                  VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Independent Auditors' Report. . . . . . . . . . . . . . . . . . . .       17

Consolidated Balance Sheet as of December 31, 2001. . . . . . . . .       18

Consolidated Statements of Operations for the years ended
  December 31, 2001 and 2000. . . . . . . . . . . . . . . . . . . .       19

Consolidated Statements of Stockholders' Equity for the years ended
  December 31, 2001 . . . . . . . . . . . . . . . . . . . . . . . .  20 - 21

Consolidated  Statements of Cash Flows for the years ended
  December 31, 2001 and 2000. . . . . . . . . . . . . . . . . . . .  22 - 23

Notes to Consolidated Financial Statements. . . . . . . . . . . . .  24 - 36

                          INDEPENDENT AUDITORS' REPORT


Board  of  Directors
VillageWorld.com,  Inc.
Bohemia,  New  York


     We have audited the accompanying consolidated balance sheet of VillageWorld.com, Inc. and Subsidiaries as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of VillageWorld.com, Inc. and Subsidiaries as of December 31, 2001 and the results of its operations and its cash flows for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As set forth in such financial statements and further discussed in Note 1B thereto, the Company has sustained significant losses from operations during the last two years and has a severe cash shortage and working capital deficit with current liabilities approximately four times the amount of its current assets at December 31, 2001. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Laurence  Rothblatt  &  Company
Great  Neck,  New  York
March  29,  2002



                             VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEET


                                                         December 31, 2001
ASSETS
Current Assets:
Cash                     . . . . . . . . . . . . . . .  $           91,064
Accounts receivable, net of allowance for
 uncollectibles. . . . . . . . . . . . . . . . . . . .             403,569
Inventory. . . . . . . . . . . . . . . . . . . . . . .              25,066
Prepaid expenses and other current assets. . . . . . .              90,147
                                                        -------------------
  Total Current Assets . . . . . . . . . . . . . . . .             609,846

Fixed assets, net of accumulated depreciation. . . . .             227,504
Goodwill, net of accumulated amortization. . . . . . .           1,780,443
Other assets . . . . . . . . . . . . . . . . . . . . .              21,507
                                                        -------------------
  TOTAL. . . . . . . . . . . . . . . . . . . . . . . .  $        2,639,300
                                                        ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Note payable - bank. . . . . . . . . . . . . . . . . .  $          192,718
Accounts payable and accrued expenses. . . . . . . . .             841,856
Commissions payable. . . . . . . . . . . . . . . . . .             183,188
Deferred income. . . . . . . . . . . . . . . . . . . .             218,676
Loans payable, related parties . . . . . . . . . . . .             957,091
                                                        -------------------
  Total Current Liabilities. . . . . . . . . . . . . .           2,393,529

Accrued cumulative preferred stock dividends . . . . .             107,320
                                                        -------------------
  Total Liabilities. . . . . . . . . . . . . . . . . .           2,500,849
                                                        -------------------

Commitments and Contingencies. . . . . . . . . . . . .                   -
                                                        -------------------

Stockholders'  Equity:
Convertible Class B preferred stock; $.001 par
 value; 1,000,000 shares authorized; 508,152
 shares issued and outstanding. . . . . . . . . . . . .                508
Convertible Class C preferred stock; $.001 par value,
 non-voting; redeemable at $125; 25,000 shares
 authorized; 8,943 and 11,900 shares outstanding,
 respectively . . . . . . . . . . . . . . . . . . . . .                  9
Common stock; $.001 par value; 200,000,000
 shares authorized; 23,481,030 and 19,520,236
 shares issued, respectively. . . . . . . . . . . . . .             23,481
Additional paid in capital . . . . . . . . . . . . . .           5,947,786
Accumulated deficit. . . . . . . . . . . . . . . . . .          (5,765,189)
Stock subscription receivable. . . . . . . . . . . . .              (3,520)
Treasury stock (65,279 shares at cost) . . . . . . . .             (64,624)
                                                        -------------------
  Total stockholders' equity . . . . . . . . . . . . .             138,451
                                                        -------------------

  TOTAL. . . . . . . . . . . . . . . . . . . . . . . .  $        2,639,300
                                                        ===================
                                                                         -

The accompanying notes are an integral part of the financial statements.




                        VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            Year Ended
                                               December 31, 2001    December 31, 2000
                                               -----------------    -----------------

REVENUES:
Subscription services. . . . . . . . . . . .  $        2,141,724   $          922,975
Hardware sales . . . . . . . . . . . . . . .           1,137,317            1,680,767
Maintenance and consulting . . . . . . . . .             287,523              314,816
Installation services. . . . . . . . . . . .             275,227              326,816
Private label cd roms. . . . . . . . . . . .                   -              439,877
Other revenues . . . . . . . . . . . . . . .              69,712               69,269
                                              -------------------  -------------------
  Total revenues . . . . . . . . . . . . . .           3,911,503            3,754,520
                                              -------------------  -------------------

COSTS AND EXPENSES:
Cost of sales. . . . . . . . . . . . . . . .           2,877,945            2,955,027
Selling, general and administrative. . . . .           1,819,392            2,476,016
Amortization of excess of cost over. . . . .             237,392              237,392
fair value of net assets acquired
Interest expense . . . . . . . . . . . . . .              96,920               61,503
Settlements with discontinued franchisees. .                   -               55,900
                                              -------------------  -------------------
  Total costs and expenses . . . . . . . . .           5,031,649            5,785,838
                                              -------------------  -------------------

Pre-tax loss . . . . . . . . . . . . . . . .          (1,120,146)          (2,031,318)

Provision for income taxes . . . . . . . . .                   -               28,400
                                              -------------------  -------------------

Net loss . . . . . . . . . . . . . . . . . .          (1,120,146)          (2,059,718)

Preferred stock dividends paid in-kind
 and accrued. . . . . . . . . . . . . . . . .             62,311               71,974
                                              -------------------  -------------------

Net loss attributable to common stockholders  $       (1,182,457)  $       (2,131,692)
                                              ===================  ===================

Basic and diluted net loss per common share.  $            (0.01)  $            (0.02)
                                              ===================  ===================

Basic and diluted weighted average common
 shares outstanding, giving effect to the
 conversion to common stock of all Class B
 Preferred Stock outstanding. . . . . . . . .         90,937,739           89,290,566
                                              ===================  ===================

The accompanying notes are an integral part of the financial statements.




                                      VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   For the Twelve Months Ended December 31, 2001


                                                Class B                        Class C
                                             Preferred Stock                Preferred Stock      Common Stock
                                   ----------------  -----------------  ------------
                                        Shares            Amount           Shares     Amount     Shares    Amount
                                   ----------------  -----------------  ------------  -------  ----------  -------
Balance, January 1, 2001. . . . .          508,152   $            508         11,900  $    12  19,520,236  $19,520

Conversion of preferred
 shares  (first quarter) . . . . .                                             (385)              402,383      403

Conversion of preferred
 shares (second quarter) . . . . .                                           (1,780)      (2)   1,707,114    1,707

Conversion of preferred
 shares  (third quarter) . . . . .                                             (370)      (1)     393,936      394

Conversion of preferred
 shares  (fourth quarter). . . . .                                             (422)       -      282,361      282

Shares issued for executive
 compensation. . . . . . . . . . .                                                                100,000      100

Shares issued for services. . . .                                                                  75,000       75

Shares sold in private placement.                                                               1,000,000    1,000

Accrued  cumulative dividends
 on preferred stock

Capital contribution imputed
 for interest expense

Net loss. . . . . . . . . . . . .                -                  -              -        -           -        -
                                   ----------------  -----------------  ------------  -------  ----------  -------

Balance, December 31, 2001. . . .          508,152   $            508          8,943  $     9  23,481,030  $23,481
                                   ================  =================  ============  =======  ==========  =======

                                                 -                  -              -        -           -        -




                                  Additional                    Stock                                        Total
                                   Paid-In    Accumulated     Subscription       Treasury Stock           Stockholders'
                                                                                ----------------
                                   Capital      Deficit        Receivable       Shares        Amount        Equity
                                 ----------  -----------   ----------------  -----------     --------      --------
Balance, January 1, 2001. . . .  $ 5,823,339   $ (4,582,732)  $    (2,520)      (65,279)  $   (64,624)    $ 1,193,503

Conversion of preferred
 shares  (first quarter) . . . . .     2,123           (215)                                                    2,311

Conversion of preferred
 shares (second quarter) . . . . .    13,812         (2,167)                                                   13,350

Conversion of preferred
 shares  (third quarter) . . . . .     3,169           (234)                                                    3,328

Conversion of preferred
 shares  (fourth quarter). . . . .     4,504           (179)                                                    4,607

Shares issued for executive
 compensation. . . . . . . . . . .    10,900                       (1,000)                                     10,000

Shares issued for services. . . .      7,425                                                                    7,500

Shares sold in private placement.     49,000                                                                   50,000

Accrued  cumulative dividends
 on preferred stock. . . . . . . .                  (59,516)                                                  (59,516)

Capital contribution imputed
 for interest expense. . . . . . .    33,514                                                                   33,514

Net loss. . . . . . . . . . . . .          -     (1,120,146)            -             -             -      (1,120,146)
                                   ----------  -------------  ------------  ------------  ------------    ------------

Balance, December 31, 2001. . .  $ 5,947,786   $ (5,765,189)  $    (3,520)      (65,279)  $   (64,624)    $   138,451
                                 ===========   =============  ============  ============  ============    ============

                                           -              -             -             -             -               -

The accompanying notes are an integral part of the financial statements.




                                     VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                       For the Year Ended December 31, 2000


                                              Class B                         Class C
                                          Preferred Stock                  Preferred Stock          Common Stock
                                         ----------------                 -----------------         ------------
                                       Shares            Amount           Shares     Amount        Shares    Amount
                                  ----------------  -----------------  ------------  -------     --------   -------
Balance, January 1, 2000 . . . .          508,152   $        508         15,800  $    16       17,403,338   $17,403

Shares issued to satisfy
 accrued professional fees. . . .                                                                  11,111        11

Shares issued for
 promotional services . . . . . .                                                                 152,000       152

Shares issued for
 franchise settlements. . . . . .                                                                 160,000       160

Preferred stock converted
 to common stock. . . . . . . . .                                        (3,900)      (4)       1,018,650     1,019

Shares issued in payment
 of dividends on converted
 Class C preferred stock. . . . .                                                                   1,470         1

Shares issued for cash net
 of $10,000 private placement fee                                                                 666,667       667

Shares issued upon
 exercise of option . . . . . . .                                                                   7,000         7

Shares issued for
 executive compensation . . . . .                                                                 100,000       100

Accrued  cumulative dividends
 on preferred stock

Capital contribution imputed
 for interest expense

Net loss . . . . . . . . . . . .                -              -              -        -                -         -
                                  ----------------  ------------     ----------  -------      ------------  --------

Balance, December 31, 2000 . . .          508,152   $        508         11,900  $    12       19,520,236   $19,520
                                  ================  =============    ==========    =======    ============  ========

                                                -              -              -        -                -         -





                                   Additional                       Stock                                     Total
                                    Paid-In      Accumulated    Subscription        Treasury Stock       Stockholder's
                                                                                    ---------------
                                    Capital        Deficit       Receivable        Shares      Amount        Equity
                                  ------------  -------------  --------------     -------- -----------    ------------
Balance, January 1, 2000 . . . .  $ 4,980,790   $ (2,451,040)  $         -        (65,279)  $   (64,624)   $ 2,483,053

Shares issued to satisfy
 accrued professional fees. . . .       9,989                                                                   10,000

Shares issued for
 promotional services . . . . . .      94,848                       (1,520)                                     93,480

Shares issued for
 franchise settlements. . . . . .      71,240                                                                   71,400

Preferred stock converted
 to common stock. . . . . . . . .      (1,015)                                                                       -

Shares issued in payment
 of dividends on converted
 Class C preferred stock. . . . .         573           (574)                                                        -

Shares issued for cash net
 of $10,000 private placement fee     489,333                                                                  490,000

Shares issued upon
 exercise of option . . . . . . .       6,868                                                                    6,875

Shares issued for
 executive compensation . . . . .     138,400                       (1,000)                                    137,500

Accrued  cumulative dividends
 on preferred stock . . . . . . .     (71,400)                                                                 (71,400)

Capital contribution imputed
 for interest expense . . . . . .      32,313                                                                   32,313

Net loss . . . . . . . . . . . .            -     (2,059,718)            -              -             -     (2,059,718)
                                  ------------  -------------  -------------  ------------  ---------------  ----------

Balance, December 31, 2000 . . .  $ 5,823,339   $ (4,582,732)  $    (2,520)       (65,279)  $   (64,624)  $  1,193,503
                                  ============  =============  ============  = ============  ============  ============

                                            -              -             -              -             -              -

The accompanying notes are an integral part of the financial statements.



                                       VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      Years Ended December 31,
                                                                                        2001                  2000
                                                                                      ---------             ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $       (1,120,146)  $(2,059,718)
                                                                                    -------------------  ------------
Adjustments to reconcile net loss to net cash used by operating activities:
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . .                    313,340       320,427
  Stock issued for executive compensation . . . . . . . . . . . . . . . . .                     10,000       137,500
  Stock issued for services . . . . . . . . . . . . . . . . . . . . . . . .                      7,500        93,480
  Stock issued in franchise settlement. . . . . . . . . . . . . . . . . . .                          -         5,900
  Interest expense accrued and imputed on related party loans . . . . . . .                     52,221        42,948
  Gain on disposal of fixed assets, net . . . . . . . . . . . . . . . . . .                          -         1,071
  Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . .                               -        28,400
  Decrease (increase) in:
      Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . .                      4,463        86,788
      Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     24,806        46,919
      Current assets attributable to discontinued operations. . . . . . . .                          -        21,891
      Refundable income taxes . . . . . . . . . . . . . . . . . . . . . . .                          -       126,000
      Prepaid expenses and other current assets . . . . . . . . . . . . . .                    (28,791)       67,738
      Other assets attributable to discontinued operations. . . . . . . . .                          -       101,371
  Increase (decrease) in:
      Accounts payable and accrued expenses . . . . . . . . . . . . . . . .                     50,338       323,958
      Commissions payable . . . . . . . . . . . . . . . . . . . . . . . . .                     11,581       171,607
      Deferred income . . . . . . . . . . . . . . . . . . . . . . . . . . .                     18,272       150,884
      Current liabilities attributable to discontinued operations . . . . .                          -      (549,989)
                                                                             --------------------------  ------------
  Total adjustments . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    463,730     1,176,893
                                                                             --------------------------  ------------
  Net cash used by operating activities . . . . . . . . . . . . . . . . . .                   (656,416)     (882,825)
                                                                             --------------------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of fixed assets. . . . . . . . . . . . . . . . . . . . . . . . .                          -       (68,615)
  Proceeds from sale of fixed assets. . . . . . . . . . . . . . . . . . . .                          -         6,500
  Decrease (increase) in other assets . . . . . . . . . . . . . . . . . . .                        604        (8,202)
                                                                             --------------------------  ------------
Net cash provided (used) by investing activities. . . . . . . . . . . . . .                        604       (70,317)
                                                                             --------------------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Note payable proceeds (repayments), net . . . . . . . . . . . . . . . . .                     67,718       (75,000)
  Proceeds from private placements of common stock. . . . . . . . . . . . .                     50,000       496,875
  Proceeds of related party loans, net. . . . . . . . . . . . . . . . . . .                    358,126         1,738
                                                                             --------------------------  ------------
Net cash provided by financing activities . . . . . . . . . . . . . . . . .                    475,844       423,613
                                                                             --------------------------  ------------

NET DECREASE IN CASH. . . . . . . . . . . . . . . . . . . . . . . . . . . .                   (179,968)     (529,529)
Cash, beginning of year   . . . . . . . . . . . . . . . . . . . . . . . . .                    271,032       800,561
                                                                             --------------------------  ------------
Cash, end of year   . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                  91,064   $   271,032
                                                                             ==========================  ============
                                                                                                     -.            -

The accompanying notes are an integral part of the financial statements.




                                    VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)



                                                                                    Years Ended December 31,
                                                                                      2001                    2000
                                                                           --------------------------        -------
Supplemental disclosures of cash flow information:

  Cash paid during the period for:
    Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                  42,531         $18,555
    Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                          -           1,950

Supplemental disclosures of non-cash investing and financing activities:

  100,000 shares of common stock deemed issued for executive compensation                     10,000               -

  75,000 shares of common stock issued for services . . . . . . . . . . .                      7,500               -

  11,111 shares of common stock issued for payment of accounts payable. .                          -          10,000

  160,000 shares issued to franchisees:
    Current liabilities attributable to discontinued operations . . . . .                                     65,500
    Settlement with discountinued franchisee. . . . . . . . . . . . . . .                                      5,900
    Common stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                                       (160)
    Additional paid in capital. . . . . . . . . . . . . . . . . . . . . .                                    (71,240)

  152,000 shares of common stock deemed issued for
    deferred promotional agreement. . . . . . . . . . . . . . . . . . . .                          -          93,480

  Cumulative $6 Class C preferred stock dividend accrued/paid in-kind . .                     62,311          71,974

The accompanying notes are an integral part of the financial statements.




                     VillageWorld.com, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000

Note  1  -  Organization  and  Basis  of  Presentation;  Going  Concern:

A.     Organization  and  Basis  of  Presentation:

VillageWorld.com, Inc. ("the Company") is the successor-consolidated entity formed by the merger on July 1, 1999, of Big City Bagels, Inc. ("Big City"), VillageNet, Inc. ("VillageNet") and Intelligent Computer Solutions, Inc. ("ICS"). VillageNet and ICS, which were affiliated by virtue of certain common management and ownership prior to the merger, were incorporated in New York on June 6, 1995 and October 21, 1994, respectively. Big City was incorporated in New York on December 21, 1992. After the merger, Big City, publicly held and the legally surviving parent company, changed its name to VillageWorld.com, Inc. As the former shareholders of VillageNet were issued a majority of the shares in the combined company, VillageNet recorded the transaction as a reverse acquisition of Big City and a forward acquisition of ICS. Before the merger, Big City determined to discontinue its bagel business; accordingly the purchase of Big City was recorded at the fair value of its net asset deficiency assumed by the Company. The purchase of ICS was recorded at $2,577,524, the fair value of the securities issued as consideration therefor; such fair value determination by the Company being in part based on the opinion of an independent appraiser. The excess of the securities issued to acquire ICS over the fair value of ICS's specifically identifiable assets, $2,373,923, was recorded as goodwill.

The consolidated financial statements reflect the operations of VillageNet and ICS for all periods presented. In accordance with Accounting Principles Board Opinion No. 30, the results of the discontinued operations of Big City were accrued at the date of merger. In fiscal 2000, the Company completed the disposal of its bagel operations, closing its commissary, which supplied bagel products to franchise stores and negotiating separation agreements with all but one franchisee. Resolution of the remaining matter is not expected to have a material effect on the Company's financial condition or results of operations.

The Company provides, through its two principal subsidiaries, VillageNet and ICS, community-oriented Internet access under private labels and installs, maintains and services computer network systems consisting of full hardware and proprietary software solutions. VillageNet provides Internet on-line services, offering its subscribers a variety of services including electronic mail, software, computing support, and easy access of the Internet. VillageNet provides small businesses with fully managed services that include Internet connections, remote dial access and Web hosting services. ICS offers full service system integration, specializing in high-end computer networking infrastructures, Internet solutions, and Local and Wide Area Network installations for commercial, industrial and military applications. All intercompany balances and transactions are eliminated in consolidation. The Company considers itself to operate in one business segment.

B.   Going  Concern:

Accounting principles generally accepted in the United States of America contemplate the realization of assets and satisfaction of liabilities in the normal course of business. The Company had net losses of $1,120,146 in 2001 and $2,059,718 in 2000. At December 31, 2001, the Company has a working capital deficit of $1,783,683 and a current ratio of 0.25 to 1. Moreover, the Company has an extremely tight cash position, which occasionally resulted in intra-month cash overdrafts with its bank during 2001, the highest of which, $64,106, occurred in October. The last of such overdrafts occurred in November 2001. The Company's operating losses and current financial position raise substantial doubt as to its ability to continue as a going concern. In October 2001 the Company announced the final approval by the U.S. Air Force of a multi-million dollar contract to implement a local and wide area network solution for the Royal Saudi Air Force ("RSAF") awarded to the Company and a related company, ATTI International Development, Inc. ("AID"). In December 2001 the Company commenced work on its portion of the initial contract and received the first $100,000 contract-related payment. The verbal agreement with AID provides for five additional monthly payments, each in the amount of $100,000. The Company is confident that, together with AID, it will be awarded additional contracts on similar projects with the RSAF. However the Company must also attain profitable operations to insure its long-term viability. Management believes it will be successful in these endeavors, but no assurances can be given in this regard. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. (See Notes 3 and 6).

                     VillageWorld.com, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000

Note  2  -  Summary  of  Significant  Accounting  Policies:

A.     Use  of  Estimates:

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

B.     Cash  and  Cash  Equivalents:

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents.

C.     Accounts  Receivable  and  Concentration  of  Credit  Risk:

The Company sells its services and products to school districts, businesses, church and other non-profit groups and individuals concentrated in the Long Island and New York City area. Credit loss associated with these sales has been minimal. The Company also provides Internet services nationwide to individuals, payment for which is made in advance through credit cards. Billings on the Company's RSAF project are invoiced to its affiliate.

D.     Inventory:

Inventory is stated at the lower of cost, determined on the first-in, first-out basis, or market.

E.     Fixed  Assets  and  Depreciation:

Fixed assets are stated at cost, less accumulated depreciation. The fair value of assets acquired in business combinations is recognized as the new cost basis. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, which range from five to seven years. (See Note 4).

F.     Goodwill:

The aggregate excess of cost over the fair values of the assets acquired is recorded as goodwill. For all periods through December 31, 2001, goodwill was amortized to operations over an estimated useful life of ten years. Effective January 1, 2002, the accounting for goodwill will change significantly in accordance with Statement of Financial Accounting Standards No. 142; goodwill will no longer be periodically amortized and the method of testing it for impairment will also change. (See Note 2S). Through December 31, 2001, the Company tested the recoverability of its goodwill in accordance with Statement of Financial Accounting Standards No. 121. Under such standard, a review is made whenever changed circumstances and situations indicate that the carrying amount of goodwill may not be recoverable. If the projected, undiscounted cash flows related to goodwill are less than its carrying amount, a write-down to fair value is made and an equivalent impairment loss is recognized. Application of this method at December 31, 2001 did not reflect any goodwill impairment.

G.     Deferred  Income:

Payments received in advance of the related services being provided are reported as deferred income.

                     VillageWorld.com, Inc. and Subsidiaries
                     ---------------------------------------
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000

Note  2  -  Summary  of  Significant  Accounting  Policies  Stock - (continued):

H.     Balance  Sheet  Classification  of  Accrued  Class  C  Preferred  Stock
Dividends:

The Company pays dividends on its Class C Preferred Stock in kind (in common stock) only when such Class C stock is converted into common. Since the accrued liability for these preferred dividends is satisfied by the issuance of other equity securities, the liability is classified as long-term in accordance with Statement of Financial Accounting Standards No. 6. (See Note 8).

I.     Income  Taxes:

The Company is subject to federal and New York State taxes on income. The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, wherein the income tax provision consists of amounts payable to or refundable from taxing authorities plus deferred income taxes calculated using the liability method. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences between financial accounting and income tax reporting. Enacted statutory tax rates applicable to future years are applied to the different asset and liability bases. Deferred income tax benefit or expense is measured by the change in net deferred income tax assets or liabilities during the year. The effect on deferred taxes of a change in tax rates is recognized in operations in the period that includes the enactment date. (See Note 10).

J.     Fair  Value  of  Financial  Instruments:

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, notes and loans payable, and accrued expense obligations approximate fair value due to the short-term nature or their underlying terms.

K.     Revenue  Recognition:

Revenue is recognized when earned, based on the recognition criteria set forth in Staff Accounting Bulletin No. 101 as follows: Pervasive evidence of a sale arrangement exists; delivery of product has occurred or services have been provided; the price to the buyer is fixed or determinable; and, collectibility is reasonably assured.

L.     Stock-Based  Compensation:

The Company accounts for stock-based compensation pursuant to Statement of Financial Accounting Standards No. 123. This pronouncement allows companies to either expense the estimated fair value of all stock options or, with respect to options granted to employees and directors, to continue to follow the intrinsic value method previously set forth in Accounting Principles Board Opinion No. 25, but disclose the pro forma effects on net income (loss) had the fair value of those options been expensed. The Company has elected to continue to apply the previous standard in accounting for stock options granted to employees and directors. The Company has not granted any options to consultants requiring recognition of the fair value method specified by SFAS No. 123.

M.     Interest  Expense  Imputed  on  Related  Party  Loans:

The Company has certain loans with related parties. Of these, the loans made prior to 2001 either bear no interest or bear interest at an annual rate of 5%. Irrespective of the rate of interest contractually called for on these loans, the Company has imputed interest expense to yield a fair-market interest rate of 7.5%. Interest expense of $33,514 and $32,313, respectively, has been imputed on these loans in 2001 and 2000 with an equivalent amount credited to additional paid-in capital. Loans originating in 2001 bear interest at 8%. (See Note 6).

                     VillageWorld.com, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000

Note  2  -  Summary  of  Significant  Accounting  Policies  Stock - (continued):

N.     Advertising  Costs:

Advertising  costs  are  expensed  as  incurred.

O.     Discontinued  Operations:

During fiscal 2000, the Company completed the disposition of the bagel operations. Settlements have been negotiated with all former franchisees except one, the ultimate resolution of which is not expected to result in any material liability in excess of that previously accrued. Two settlements concluded with former franchisees during fiscal 2000 resulted in expense of $55,900 that had not previously been provided.

P.     Loss  Per  Common  Share:

The Company calculates loss per share pursuant to Statement of Financial Accounting Standards No. 128, which requires the presentation of basic and diluted per share measurements. Basic loss per share reports loss attributable to common stockholders divided by the weighted average number of shares outstanding. Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share include the dilutive effects of such securities, except when they are anti-dilutive. In both 2001 and 2000, net loss attributable to common stockholders reflects dividends related to the Company's Class C Preferred Stock, which were paid in kind on the Class C Preferred Stock actually tendered for conversion as well as those accrued on unconverted, outstanding Class C shares.

Since there is neither an economic benefit for not converting, nor an economic sacrifice from converting the Class B Preferred Stock, the per share calculation gives effect to the conversion of all outstanding Class B Preferred Stock for both periods presented.

Q.     Reclassifications:

Certain minor items in operating and investing activities in the 2000 statement of cash flows have been reclassified to conform to the presentation for 2001.

R.     Fourth  Quarter  Adjustments  -  (Unaudited):

On September 26, 2001, the Company's board of directors approved a grant of options to purchase 100,000 common shares, exercisable at $.01 per share, to satisfy $9,000 of accrued officer's bonus, based on the then fair value of the underlying common stock of $.10 per share, which equaled the average closing bid price of the Company's common stock for the last five trading days of September. Such grant was to come from the 1998 Performance Equity Plan. (See Note 11A). Subsequent to the filing of the Company's September 30, 2001 Form 10-QSB, the board was informed by Company counsel that a grant of options with an exercise price below the current fair market value of the Company's common stock violated the actual written terms of the 1998 Plan. The option grant in question was accordingly voided; the $9,000 liability was reinstated; and options to purchase 100,000 common shares were restored to and remain available for grant under the 1998 Plan. Due to the options' nominal $.01 exercise price originally granted, the 100,000 shares underlying the options had been treated as issued and outstanding effective September 26, 2001, with a stock subscription receivable of $1,000 reported as a contra account in stockholders' equity. Such entry has accordingly been reversed; the effect on weighted average outstanding shares for the three and nine months ended September 30, 2001 was 5,435 and 1,832 shares, respectively, which had no effect on reported earnings per share.

                     VillageWorld.com, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000

Note  2  -  Summary  of  Significant  Accounting  Policies  Stock - (continued):

S.     Recent  Accounting  Pronouncements:

In July 2001 the Financial Accounting Standards Board issued SFAS No.141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill will be evaluated against the new criteria and may result in certain amounts initially recorded as goodwill being separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under such approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to operations only in periods in which the recorded value of goodwill and intangibles exceeds its fair value. The statements are fully effective January 1, 2002. Pursuant to these pronouncements, the Company will cease amortization of goodwill on such date; however, impairment reviews using the new methodology required by the standards may result in future write-downs. The Company has not yet determined the likelihood or amount, if any, of such future write-downs.

The FASB also recently issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Bulletin Opinion 30, "Reporting the Results of Operations." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value or carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The provisions of this Standard are not expected to have a significant effect on the Company's financial position or operating results.

Note  3  -  International  Expansion  of  Networking  Operations:

In October 2001 the Company announced that it had received a sub-contract to implement a local and wide area network (LAN/WAN) solution for the RSAF from a related company, AID. The initial contract is for the upgrade of Prince Sultan Air Base for approximately $7,000,000. AID has advised the Company that the portion of the contract to be jointly administered between them is approximately $4,000,000. The Company will provide engineering, network design, equipment installation, implementation and overall management services for this joint project, which will constitute a comprehensive upgrade and redevelopment of systems currently used by the RSAF. These services are expected to comprise approximately $600,000 of the joint project. The $3,400,000 equipment portion of the joint project is being provided by AID. AID estimates that all LAN/WAN upgrades for the 14 locations throughout the kingdom of Saudi Arabia could exceed one hundred million dollars over the next 3-4 years. The Company believes it is in the lead position to sub-contract the design and related implementation services for these additional projects. (See Notes 1B and 6 and Management's Discussion and Analysis of Financial Condition and Results of Operations).

                     VillageWorld.com, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000

Note  4  -  Fixed  Assets:


Fixed  assets  at  December  31,  2001  consist  of  the  following:
                                                                            Life
                                                                            ----

     Internet  equipment                              $  325,026        5  years
     Office  equipment                                    94,879      5-7  years
     Furniture  and  fixtures                             35,813      5-7  years
     Automobile                                            4,393        5  years
                                                     -----------
     Total  at  cost                                     460,111
     Less: Accumulated depreciation and amortization     232,607
                                                       ---------
                                                      $  227,504
                                                      ==========

Depreciation expense charged to operations was $75,869 in 2001 and $82,956 in 2000.

Note  5  -  Note  Payable,  Bank:

The Company has a revolving bank line of credit providing for a maximum borrowing of $200,000, due May 31, 2002, renewable at the bank's approval. Interest is payable monthly at prime plus two percent. Borrowings are secured by a pledge of the Company's assets and are guaranteed by the Company's President. (See Note 12A).

Note  6  -  Loans  Payable,  Related  Party:

ICS has various notes and loans due to certain related parties, certain of which are non-interest bearing. At December 31, 2001, the outstanding amounts, including accrued interest as applicable, and the contractual interest rates are as follows:

               Year  of           Amount,  including         Contractual
            origination           accrued  interest          interest  rate
            -----------           -----------------          --------------

         2000  and  prior              $  364,438                0%
         2000  and  prior                 340,551                5%
               2001                       252,102                8%
                                       ----------
               Total                   $  957,091
                                       ==========

Principal and interest payments, contractually due on a quarterly basis, have been deferred with the lender's consent until August 1, 2002, when all of the notes and loans are due and payable, together with accrued interest. These loans have also been subordinated to bank indebtedness to the extent of $250,000.

On notes and loans originating prior to 2001, the Company has imputed interest expense to yield a fair-market rate of 7.5%, with an equivalent offset to additional paid-in capital. Total interest expense on related party notes and loans was $53,899 in 2001 and $42,947 in 2000, of which $33,514 and $32,313, respectively,  was  imputed.

Note  7  -  Commitments  and  Contingencies:

A.     Operating  Leases:

The Company leases its office premises under various operating leases, all expiring March 31, 2002, with renewal options of three to five years, conditioned upon six months prior written notice. Future annual minimum rental commitments at December 31, 2001 are as follows: 2002: $27,650. The Company did not give timely notice to exercise the renewal options but is seeking a lease modification with the lessor. (See Note 12D).

                     VillageWorld.com, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000

Note  7  -  Commitments  and  Contingencies  -  (continued):

A.     Operating  Leases  -  (continued):

The Company also remains obligated under an operating lease for a store sold by its predecessor in 1998, in the event that the acquirer defaults on the lease. The lease expires in October 2005 and requires monthly payments of $5,086 through October 2005. At December 31, 2001, the Company has not been informed that the lease is in default.

Rent  expense   was  $110,936  in  fiscal  2001  and  $99,935  in  fiscal  2000.

B.     Employment  Agreement:

The Company has an employment agreement with its President, providing for minimum compensation at the rate of $50,000 per year. This amount may be increased annually by the Board of Directors up to a maximum of $125,000 per year, provided there is an additional employee, designated by two board members, added to the Company's payroll who is paid an annual salary equal to any excess amount over $50,000 per year paid to the President.

C.     Employee  Benefit  Plan:

The Company has a savings plan that qualifies as a deferred salary arrangement Under Section 401(k) of the Internal Revenue Code. Under the plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company matches one third of each employee's contributions to a maximum matching contribution of 2% of the employee's earnings. The Company's pension expense was $11,747 and
$14,645  for  the  years  ended  December  31,  2001  and  2000,   respectively.

D.     Major  Customer:

The Company's largest customer accounted for approximately 33.6% and 13.2% of total sales in 2001 and 2000, respectively. Sales to this customer are pursuant to a contract, which they may cancel upon thirty days prior written notice. No other customer accounted for 10% or more of total sales in either year.

Note  8  -  Capital  Stock  Transactions:  Preferred  Stock:

A.     Description:

The Company's Class C Preferred Stock accrues dividends at the rate of 6% per annum, payable in cash or in shares of common stock at the election of the Company on the date the preferred stock is converted into shares of common stock. The preferred stock and dividends accrued are convertible into shares of the Company's common stock by dividing the $100 purchase price for each Class C preferred share by the lower of $1.404, or an amount discounted from the average of the closing bid prices for the Company's common stock during the five trading days prior to the holders election to convert. The initial discount was 30%. When the Company's registration statement for the underlying common shares became effective on May 22, 2000, the discount decreased to 17.5%. Such discount increased to 19% on November 22, 2000 and to 21% on February 22, 2001. The maximum discount of 25% went into effect on May 22, 2001.

B.   Fiscal  2000  Conversions:

In January and February of 2000, 3900 shares of Class C Preferred Stock together with accrued preferred dividends thereon were converted into 1,020,120 common shares at a discount of 30% from the average of the closing bid prices for the Company's common stock during the five trading days prior to the holder's election to convert.

                     VillageWorld.com, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000

Note  8  -  Capital  Stock  Transactions:  Preferred  Stock  -  (continued):

C.   Fiscal  2001  Conversions:

On January 10th , 22nd, 23rd, February 23 rd, March 1st and 6th of 2001, a total of 385.26 shares of Class C Preferred Stock together with accrued preferred dividends thereon were converted into 402,383 common shares. In accordance with the terms of the preferred stock issue, such conversions were made at discounts of 19% and then 21% from the average of the closing bid prices for the Company's common stock during the prior five trading days.

On May 25th, 30th, 31st and June 1st, 4th, 5th, 7th, 15th, 20th, 26th and 28th of 2001, a total of 1,779.90 shares of Class C Preferred Stock together with accrued preferred dividends thereon were converted into 1,707,114 common shares at a discount of 25% from the average of the closing bid prices for the Company's common stock during the prior five trading days.

On  July 11th and August 1st, 7th and 14th and September 6th of 2001, a total of
369.75 shares of Class C Preferred Stock together with accrued preferred dividends thereon were converted into 393,936 common shares at a discount of 25% from the average of the closing bid prices for the Company's common stock during the prior five trading days

On October 3rd, 4th, 5th, 12th, 24th and 29th of 2001, a total of 421.75 additional shares of Class C Preferred Stock together with accrued preferred dividends thereon were converted into 282,361 common shares at a discount of 25% from the average of the closing bid prices for the Company's common stock during the prior five trading days. After these conversions, 8,943.34 of Class C shares remain outstanding. (See Note 12C).

Note  9  -  Capital  Stock  Transactions:  Common  Stock:

A.   Fiscal  2000  Transactions:

In January and February 2000 the Company issued an aggregate of 1,020,120 shares of its common stock to various holders who elected to convert their shares of the Class C preferred. Such shares were converted based on the formula in the designation of the preferences for the Class C. (See Note 8B).

In February 2000 the Company issued 11,111 shares of its common stock to an attorney in payment of $10,000 for legal services previously rendered by such attorney for the Company.

In February 2000 the Company granted five-year warrants to purchase an aggregate of 152,000 shares of the Company's common stock at an exercise price of $0.01 per share for the following services: (i) to one person, for acting as a public spokesman for the Company, a warrant to purchase 70,000 shares; (ii) to a marketing and promotional services firm for arranging the transaction with the spokesman, warrants to purchase an aggregate of 80,000 shares; and (iii) to one person for legal services provided in such transaction, a warrant to purchase 2,000 shares. Due to the nominal amount of the exercise price, the Company has recognized the deemed issuance of these 152,000 shares at the fair value of the Company's common stock at the date of issuance, $0.625 per share. The $93,480 excess of such fair value over the unpaid subscription receivable of $1,520, has been charged to promotional services on the accompanying statement of operations for fiscal 2000. (See Note 12B).

In March 2000 the Company issued an aggregate of 150,000 shares of its common stock to five persons in settlement of their previously accrued claims arising from the Company's predecessor's discontinued bagel franchising operations.

                     VillageWorld.com, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000

Note  9  -  Capital  Stock  Transactions:  Common  Stock  -  (continued):

A.   Fiscal  2000  Transactions  -  (continued):

On March 13, 2000, the Company entered into a memorandum of understanding with an individual to serve as one of its principal executive officers. The memorandum provided for employment on a full-time basis at a base annual salary of $75,000 with non-compete provisions until twelve months after termination of employment. The understanding also provided for the unconditional grant of a five-year option to purchase 100,000 shares of the Company's common stock at an exercise price of $.01 per share. Due to the nominal amount of the exercise price, the Company recognized compensation expense of $137,500 for the deemed issuance of the 100,000 shares equal to the excess of the then fair value of the Company's common stock over the exercise price. The memorandum contemplated that options to purchase up to 200,000 additional common shares would be granted subject to certain conditions. The first 100,000 were conditioned upon the Company raising $5,000,000 of additional equity funding by December 31, 2000; such condition was not met. The second 100,000 were conditioned upon the Company's common stock trading at or above $4.00 per share on or before December 31, 2001. (See Note 9B).

On April 17, 2000 the Company completed a private placement with Millennium Capital Partners, LLC, an investment group, wherein the purchaser was issued 666,667 shares of the Company's common stock and a five-year warrant to purchase 666,667 shares of the Company's common stock at an exercise price of $1.00 per share, for an aggregate investment of $500,000. In connection with such transaction the Company issued a five-year warrant to its placement agent to purchase 5,000 shares of the Company's common stock exercisable at $1.00 per share.

In November of 2000 the Company issued 10,000 shares of its common stock to one former franchisee in settlement of his claims against the Company arising from the Company's discontinued bagel operations. The fair value of the shares, $5,900, was charged to operations as no provision for this particular franchisee had previously been made.

B.   Fiscal  2001  Transactions:

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

In May of 2001, the Company determined to satisfy $7,500 of accrued consulting fees by the outright issuance of 75,000 common shares. Management determined the then fair value of the Company's common stock to be $.10 per share and subsequently recommended to the board of directors that this share issuance come from the Company's 1998 Performance Equity Plan. (See Note 11A). On September 26, 2001, the Company's board of directors approved, from the 1998 Performance Equity Plan, the outright grant of 75,000 common shares in payment of the $7,500 of accrued liability. The average closing price of the Company's common stock for the last five days the stock traded in September was $.10 per share. This grant reduced to 100,000 the availability of shares/options under the 1998 Plan.

                     VillageWorld.com, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000

Note  9  -  Capital  Stock  Transactions:  Common  Stock  -  (continued):

B.   Fiscal  2001  Transactions  -  (continued):

From January through October of 2001, the Company issued 2,785,794 shares of common stock to various holders who elected to convert their shares of the Class C preferred. Such shares were converted based on the formula in the designation of the preferences for the Class C. (See Notes 8B and 12C).

On December 13, 2001, the Company sold 1,000,000 new, unregistered common shares in a private placement to one individual investor for $50,000. The transaction was exempt from registration under Section 4(2) of the Securities Act of 1933. Such unregistered shares are subject to the resale restrictions imposed under the Act. The per share price of $.05 represented a 37.5% discount from the previous day's closing price of the Company's common stock. (See Management's Discussion and Analysis of Financial Condition and Results of Operations:
Liquidity  and  Capital  Resources).

Note  10  -  Income  Taxes:

The  provision  for  income  tax  expense  (benefit)  consists of the following:

                                                          2001            2000
                                                          ----            ----
        Current:
         Federal                                $            0     $          0
         State                                               0                0
                                               ---------------     -------------
                                                             0                0
                                               ---------------      ------------
        Deferred:
         Federal                                             0           36,200
         State                                               0         (  7,800)
                                                --------------      ------------
                                                             0           28,400
                                                --------------      ------------
                                                 $           0          $28,400
                                                 =============       ===========

At December 31, 2001, the Company has net operating tax loss carryforwards of approximately $3,100,000, which are available to offset future taxable income through 2021. A reconciliation of the federal statutory rate to the Company's effective tax rate for fiscal 2001 and 2000 is as follows:

                                                          2001            2000
                                                          ----            ----
         Federal  statutory  rate  at  34%           $(381,000)    $  (691,000)
         State taxes, net of federal benefit                 0           1,300
         Items providing no carryforward benefit       381,000         718,100
                                                      ---------    ------------
         Total                                       $       0     $    28,400
                                                  ============      ===========

Deferred income taxes arise from the net operating tax loss and accelerated depreciation methods. The Company's deferred tax assets and liabilities at December 31, 2001 are as follows:

        Deferred  tax  assets:
         Net operating loss carryforwards         $    969,600
         Valuation allowance for deferred assets      (936,900)
                                                   ------------
                                                        32,700
        Deferred tax liability: Property and equipment (32,700)
                                                      ---------
        Net  deferred  tax  asset                           $0
                                                    ===========

The Company provides a valuation allowance account for that portion of its deferred tax assets, which more likely than not will not be realized. The deferred tax valuation allowance increased by $278,100 in 2001 and $234,500 in 2000.

                     VillageWorld.com, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000

Note  11  -  Common  Stock  Purchase  Options  and  Warrants:

A.     Stock  Options:

Prior  to the merger neither VillageNet nor ICS had granted any stock options to
its  employees.   The  Company  continued   the  predecessor's   1998  and  1996
Performance  Equity  Plans.

Pursuant to the Company's 1996 Performance Equity Plan, on March 31st of each calendar year during the term of the 1996 Plan, assuming there are enough shares and/or options then available for grant under the 1996 Plan, each person who is then a director of the Company is awarded stock options to purchase 2,000 shares of common stock at the fair market value thereof, all of which options are immediately exercisable as of the date of grant and have a term of ten years. These are the only awards that may be granted to a director of the Company under the 1996 Plan.

The Company's 1996 Performance Equity Plan provides for the issuance of awards of up to 70,000 shares of common stock to employees, officers, directors and consultants. The awards, which generally vest over four years, may consist of incentive stock options, nonqualified options, restricted stock awards, deferred stock awards, stock appreciation rights and other awards as described in the 1996 Plan. At December 31, 1999, 32,370 shares were exercisable at a weighted average exercise price of $12.20 per share. A summary of activity in the 1996 Plan for fiscal 2001 and 2000 follows:




                                       2001       Weighted Average        2000       Weighted Average
                                     Shares        Exercise Price        Shares        Exercise Price
                                    -------        --------------        ------        --------------
Outstanding at beginning of year          41,780  $           10.17          33,780  $           12.04
Granted during the year. . . . .          10,000                .10          10,000               2.00
Exercised during the year. . . .               0                  -           2,000               0.94
                                  --------------  -----------------  --------------  -----------------
Outstanding at end of year . . .          51,780  $            8.22          41,780  $           10.17
                                  ==============  =================  ==============  =================
Exercisable at end of year . . .          51,660  $            8.23          41,015  $           10.21
                                  ==============  =================  ==============  =================

he following table summarizes outstanding and exercisable stock options, under the 1996 Plan at December 31, 2001:




           Grant      Number      Weighted Avg.     Number     Expiration
           Date    Outstanding   Exercise Price   Exercisable     Date
          -------  ------------  ---------------  -----------  ----------
          3/30/01.   10,000  $        .10           10,000      3/29/11
          3/31/00.   10,000          2.00           10,000      3/30/10
          3/31/99.    8,000           .9375          8,000      3/30/09
          4/22/98.      480          3.125             360      4/21/08
          3/31/98.    8,000          4.6875          8,000      3/29/08
         12/15/97     2,100         10.00            2,100     12/14/07
          3/31/97.   10,000         26.875          10,000      3/30/07
          7/11/96.      200          42.30             200      7/10/06
          3/31/96.    3,000          20.00           3,000      3/30/06
                    -------   ------------       ---------
                     51,780 .  $      8.22          51,660  $      8.23
                     ========  ===========        ========  ===========

At December 31, 2001, options for 8,232 shares were available for future grant under the 1996 Plan.

                     VillageWorld.com, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000

Note  11  -  Common  Stock  Purchase  Options  and  Warrants  -  (continued):

A.    Stock  Options  -  (continued):

The Company's 1998 Performance Equity Plan provides for the issuance of up to 400,000 shares of common stock to employees, officers, directors and consultants. The awards may consist of incentive stock options, nonqualified options, restricted stock awards, deferred stock awards, stock appreciation rights and other awards as described in the 1998 Plan. The board of directors determines vesting periods. In September 2001, an outright grant of 75,000 common shares was made under the Plan. At December 31, 2001, there were 100,000 options outstanding, exercisable at $1.00 per share as well as options for, or outright grants of 100,000 shares available under the 1998 Plan.

In May 1999, management of the Company's predecessor made a grant of 50,000 five-year options, outside of any plan, to the predecessor's chief executive officer. These options have an exercise price ranging from $0.48 to $1.00. During the second quarter of 2000, options to purchase 5,000 shares were exercised. In addition to the 45,000 options outstanding under this freestanding grant, this same individual holds 100,000 options outstanding under the 1998 Plan, exercisable through August 20, 2008 at $1.00 per share.

On each of March 31, 2000 and March 30, 2001, the Company's directors received their annual automatic grant of options pursuant to the Company's 1996 Performance Equity Plan to purchase an aggregate of 10,000 shares of common stock. Such options are exercisable for a term of ten years at $.10 and $2.00 per share, respectively. The aggregate fair value of such options at the grant dates were $1,000 in 2001 and $19,100 in 2000, calculated using the Black-Scholes option pricing method, with an expected life of five years, no dividends, volatility of 188% and 184%, respectively, and a risk-free interest rate of 4.65% and 6.42%, respectively. Such fair values are not recognized under the intrinsic value method of accounting specified by Accounting Principles Board Opinion No. 25. If the fair value method required by Statement of Financial Accounting Standards No.123 had been followed, net loss for 2001 and 2000 on pro forma bases would be $1,121,146 and $2,078,818, respectively, and net loss per share would be unchanged at $.01 in 2001 and $.02 in 2000.

At December 31, 2001, a total of 196,780 options were outstanding under both plans and the freestanding grant. Options to purchase 352,000 shares at $.01 per share are excluded from the above totals, as such shares are deemed issued and outstanding due to the nominal exercise price of such options. (See Notes 12 B and 12E).

B.     Warrants:

At  December  31,  2001,  the  following  warrants  were  outstanding:




                                   Shares Reserved  Exercise Price    Expiration Date
                                   ---------------  ---------------  -----------------
  Placement Agent Warrants. . . .           15,000  $      25.00      December 30, 2002
  Placement Agent Warrants. . . .           25,000        6.5625      December 30, 2002
  Private Placement Unit Warrants          666,667          1.00         April 16, 2005
  Placement Agent Warrants. . . .            5,000          1.00         April 16, 2005
  Other Warrants. . . . . . . . .            4,000  $   5.00 - $8.75     April 30, 2003
                                   ---------------
  Total . . . . . . . . . . . . .          715,667
                                   ===============

                     VillageWorld.com, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000

Note  12  -  Subsequent  Events  -  (Unaudited):

A.     Bank  Borrowings:

The bank has extended the maturity date of the Company's bank borrowings to May 31, 2002. The facility presently provides for a $200,000 credit line, of which $192,718 was outstanding at December 31, 2001. The Company has requested a $100,000 increase in the credit line to $300,000. Such request is presently pending.

B.    Exercise  of  Nominal  Options:

On January 22, 2002, a holder of 60,000 common stock purchase options, exercisable at $.01 per share, exercised such options and paid the $600 exercise price therefor. Due to the nominal exercise price, such shares had been treated as outstanding from the date of the option grant in accordance with Statement of Financial Accounting Standards No. 128. A $600 subscription receivable had been provided as an offset to stockholders' equity.

C.    Conversion  of  Class  C  Preferred  Stock:

On March 21, 2002, 165.75 shares of Class C Preferred Stock, together with $2,229 of accrued dividends, were converted into a total of 129,235 shares of common stock. After such conversions, 8777.59 shares of Class C Preferred Stock remain outstanding.

D.     Pending  Lease  Modification:

In March of 2002, the Company and the lessor verbally agreed to a lease modification providing for a one-year extension through March 31, 2003 for the three suites leased by the Company with no increase above the current rent. The Company has a further option to vacate one of the suites after three months with no penalty. Minimum rent in fiscal 2002 will therefore be either $110,600 or $91,600 if the option to vacate is elected.

E.     Proposed  Stock  Option  Plan:


Management of the Company has recommended to the board of directors that it consider adopting a 2002 Stock Option Plan to provide an equity compensation incentive to employees, directors and consultants. As proposed by management, the plan would be for 1,000,000 shares and would encompass qualifying and non-qualifying option grants as well as outright share grants and certain other common equity equivalents. If approved by the board, the Company would present the new plan to its stockholders for approval in its next proxy statement.

EXHIBITS

Exhibit
Number
------

3.1     Restated  Certificate  of  Incorporation  (1)
3.2     Amendment  No.  1  to  Certificate  of  Incorporation  (2)
3.3     Amendment  No.  2  to  Certificate  of  Incorporation  (2)
3.4     Bylaws  of  the  Company  (3)
10.1    Agreement  by  and between the Company and Ultrastar Internet Services,
        LLC  (4)
10.2    Employment  Agreement  by  and between the Company and Peter Keenan (4)
10.3    1996  Performance  Equity  Plan  (1)
10.4    1998  Performance  Equity  Plan  (5)
10.5 Lease Agreement by and between ICS and Fortunato Development, Inc. for the lease of Suite 1A located at 620 Johnson Avenue, Bohemia, New York (6)
21     Subsidiaries  of  the  Company  (*)
____________

(*)     Filed  herewith

(1) Filed as an exhibit to the Company's Registration Statement on Form SB-2 (No. 333-2154), declared effective by the Commission on May 7, 1996 and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Form 8-K, filed with the Commission on December 30, 1999 and incorporated herein by reference.

(3) Filed as an exhibit to the Company's Form 10-KSB for the fiscal year ended December 31, 1998, filed with the Commission on March 31, 1999 and incorporated herein by reference.

(4) Filed as an exhibit to the Company's Form 10-KSB for the fiscal year ended December 31, 1999, filed with the Commission on March 31, 2000 and incorporated herein by reference.

(5) Filed as an exhibit to the Company's Form S-8 (Reg. No. 333-80373), filed with the Commission on June 10, 1999 and incorporated herein by reference.

(6) Filed as an exhibit to the Company's Form 10-KSB for the fiscal year ended December 31, 2000, filed with the Commission on April 2, 2001 and incorporated herein by reference.



Exhibit 21                            Subsidiaries of the Company
Name . . . . . . . . . . . . . .  State of Incorporation       Date of Incorporation          Status
-----                            -----------------------       ---------------------          ------

Big City NY, Inc.. . . . . . . . . .  New York                  November 26, 1997      Wholly-owned by
                                                                                       VillageWorld.com, Inc.

Bagel Partners, Inc. . . . . . . . .  Delaware                  May 7, 1996            Wholly-owned by
                                                                                       VillageWorld.com, Inc.

Intelligent Computer Solutions, Inc.  New York                  October 21, 1994       Wholly-owned by
                                                                                       VillageWorld.com, Inc.

Village Net, Inc.. . . . . . . . . .  New York                  June 6, 1995           Wholly-owned by
                                                                                       VillageWorld.com,  Inc.
