Form 10QSB
period 2002-03-31
VILLAGEWORLD COM INC
filed 2002-05-15
CIK 1006708

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

     X     Quarterly report under Section 13 or 15(d) of the Securities Exchange
     -     Act  of  1934  for  the  quarterly  period  ended  March  31,  2002
                                                             -----------------

     _ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For  the  transition  period  from                to
                                             ----------------  ----------------
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


    --------------------------------------------------------------------------
    (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                     Report)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---  ---

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: At May 14, 2002, the issuer had outstanding 23,644,986 shares of Common Stock, par value $.001 per share. (Assuming the conversion of all outstanding Class B Preferred Stock the outstanding common stock at May 14, 2002 would increase to 93,769,962 shares).

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes[  ]  No[X]

                             VILLAGEWORLD.COM, INC.
                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                          Quarter Ended March 31, 2002

                              ITEMS IN FORM 10-QSB






                                                                                               Page
                                                                                               ----

Part I. . . . . . . . . . . . . . . .  Financial Information                                     3

Item 1. . . . . . . . . . . . . . . .  Financial Statements                                      3

Item 2. . . . . . . . . . . . . . . .  Management's Discussion and Analysis of Financial
                                       Condition and Results of Operations                       11

Part II . . . . . . . . . . . . . . .  Other Information                                         14

Item 1. . . . . . . . . . . . . . . .  Legal Proceedings                                        N/A

Item 2. . . . . . . . . . . . . . . .  Changes in Securities                                     14

Item 3. . . . . . . . . . . . . . . .  Defaults Upon Senior Securities                          N/A

Item 4. . . . . . . . . . . . . . . .  Submission of Matters to a Vote of Security Holders      N/A

Item 5. . . . . . . . . . . . . . . .  Other Information                                        N/A

Item 6. . . . . . . . . . . . . . . .  Exhibits and Reports on Form 8-K                          14

Signatures. . . . . . . . . . . . . .                                                            15





                               VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEET


                                                                 March 31, 2002    December 31, 2001
                                                                ----------------  -------------------
ASSETS
Current Assets:
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        84,739   $           91,064
Accounts receivable, net of allowance for
 uncollectibles. . . . . . . . . . . . . . . . . . . . . . . .          352,378              403,569
Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . .           24,884               25,066
Prepaid expenses and other current assets. . . . . . . . . . .           51,655               90,147
                                                                ----------------  -------------------
  Total Current Assets . . . . . . . . . . . . . . . . . . . .          513,656              609,846


Fixed assets, net of accumulated depreciation. . . . . . . . .          209,707              227,504
Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,780,443            1,780,443
Other assets . . . . . . . . . . . . . . . . . . . . . . . . .           21,487               21,507
                                                                ----------------  -------------------
  TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     2,525,293   $        2,639,300
                                                                ================  ===================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Note payable - bank. . . . . . . . . . . . . . . . . . . . . .  $       192,718   $          192,718
Accounts payable and accrued expenses. . . . . . . . . . . . .          680,500              841,856
Commissions payable. . . . . . . . . . . . . . . . . . . . . .          228,541              183,188
Deferred income. . . . . . . . . . . . . . . . . . . . . . . .          179,302              218,676
Loans payable, related parties . . . . . . . . . . . . . . . .          949,300              957,091
                                                                ----------------  -------------------
  Total Current Liabilities. . . . . . . . . . . . . . . . . .        2,230,361            2,393,529

Accrued cumulative preferred stock dividends . . . . . . . . .          118,497              107,320
                                                                ----------------  -------------------
  Total Liabilities. . . . . . . . . . . . . . . . . . . . . .        2,348,858            2,500,849
                                                                ----------------  -------------------

Commitments and Contingencies. . . . . . . . . . . . . . . . .                -                    -
                                                                ----------------  -------------------

Stockholders'  Equity:
Convertible Class B preferred stock; $.001 par value;
 1,000,000 shares authorized; 508,152 shares
 issued and outstanding. . . . . . . . . . . . . . . . . . . .              508                  508
Convertible Class C preferred stock; $.001 par value,
  non-voting; redeemable at $125; 25,000 shares
 authorized;  8,778 and 11,900 shares
 outstanding, respectively . . . . . . . . . . . . . . . . . .                9                    9
Common stock; $.001 par value; 200,000,000 shares authorized;
  23,610,265 and 23,481,030 shares issued,
 respectively. . . . . . . . . . . . . . . . . . . . . . . . .           23,610               23,481
Additional paid in capital . . . . . . . . . . . . . . . . . .        5,960,223            5,947,786
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . .       (5,740,371)          (5,765,189)
Stock subscription receivable. . . . . . . . . . . . . . . . .           (2,920)              (3,520)
Treasury stock (65,279 shares at cost) . . . . . . . . . . . .          (64,624)             (64,624)
                                                                ----------------  -------------------
  Total stockholders' equity . . . . . . . . . . . . . . . . .          176,435              138,451
                                                                ----------------  -------------------

  TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     2,525,293   $        2,639,300
                                                                ================  ===================
                                                                              -                    -




The  accompanying  notes  are  an  integral  part  of  the financial statements.




                           VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS



                                                            Three Months Ended
                                                  March 31, 2002          March 31, 2001
                                               --------------------    --------------------
REVENUES:
Subscription services . . . . . . . . . . . .  $             577,541  $             521,384
Installation, maintenance and consulting . . .               390,332                108,876
Hardware sales. . . . . . . . . . . . . . . .                115,818                596,672
Other revenues. . . . . . . . . . . . . . . .                  1,221                 37,439
                                               ---------------------  ----------------------
  Total revenues. . . . . . . . . . . . . . .              1,084,912              1,264,371
                                               ---------------------  ----------------------

COSTS AND EXPENSES:
Cost of sales . . . . . . . . . . . . . . . .                615,792                925,811
Selling, general and administrative . . . . .                398,737                567,372
Amortization of excess of cost over
 fair value of net assets acquired. . . . . .                      -                 59,348
Interest expense. . . . . . . . . . . . . . .                 30,159                 25,947
                                               ---------------------  ----------------------
  Total costs and expenses. . . . . . . . . .              1,044,688              1,578,478
                                               ---------------------  ----------------------

Pre-tax income (loss) . . . . . . . . . . . .                 40,224               (314,107)

Provision for income taxes. . . . . . . . . .                  2,000                      -
                                               ---------------------  ----------------------

Net income (loss) . . . . . . . . . . . . . .                 38,224               (314,107)

Preferred stock dividends paid in-kind
 and accrued. . . . . . . . . . . . . . . . .                 13,406                 17,487
                                               ---------------------  ----------------------

Net income (loss) applicable to
 common stockholders. . . . . . . . . . . . .  $              24,818  $            (331,594)
                                               =====================  ======================

Basic and diluted net income (loss)
  per common share. . . . . . . . . . . . . .  $                   -  $                   -

                                               =====================  ======================

Weighted average common shares
 outstanding, giving effect to the
 conversion to common stock of all
Class B Preferred Stock outstanding:

 Basic. . . . . . . . . . . . . . . . . . . .             93,556,522             89,884,755
                                               =====================  ======================
 Diluted. . . . . . . . . . . . . . . . . . .             93,556,982             89,884,755
                                               =====================  ======================

Pro-forma amounts assuming retroactive
 application of Statement of Financial
 Accounting Standards No. 142:
Net income (loss) . . . . . . . . . . . . . .  $              38,224  $            (254,759)
                                               =====================  ======================
Net income (loss) applicable to
 common stockholders. . . . . . . . . . . . .  $              24,818  $            (272,246)
                                               =====================  ======================
Basic and diluted net income (loss)
 per common share . . . . . . . . . . . . . .  $                   -  $                   -
                                               =====================  ======================




The  accompanying  notes  are  an  integral  part  of  the financial statements.




                                      VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                     For the Three Months Ended March 31, 2002


                                               Class B                      Class C
                                            Preferred Stock             Preferred Stock           Common Stock
                                           ----------------             ----------------          ------------
                                         Shares          Amount        Shares     Amount       Shares       Amount
                                         ------          ------        ------     ------       ------       ------
Balance, January 1, 2002 . . . . .          508,152   $     508         8,943    $     9      23,481,030    $  23,481

Conversion of preferred shares
 (first quarter) . . . . . . . . .                                       (166)         -         129,235          129

Exercise of nominal stock options

Accrued  cumulative dividends
 on preferred stock

Capital contribution imputed
 for interest expense

Net income . . . . . . . . . . . .                -           -             -          -               -            -
                                    ----------------  ----------------  ------- ---------       ---------   ---------

Balance, March 31, 2002. . . . . .          508,152   $     508         8,777    $     9      23,610,265    $  23,610
                                    ================  =========         ======   =======      ==========    =========

                                                  -           -             -          -               -            -







                                     Additional                      Stock                                    Total
                                      Paid-In      Accumulated    Subscription        Treasury Stock    Stockholders'
                                                                                     ---------------
                                      Capital        Deficit       Receivable      Shares        Amount        Equity
                                    ------------  -------------  --------------  ----------  ------------    --------
Balance, January 1, 2002 . . . . .  $ 5,947,786   $ (5,765,189)  $    (3,520)    (65,279)  $   (64,624)    $ 138,451

Conversion of preferred shares
 (first quarter) . . . . . . . . .        2,100           (240)                                                1,989

Exercise of nominal stock options.                                      600                                      600

Accrued  cumulative dividends
 on preferred stock. . . . . . . .                     (13,166)                                              (13,166)

Capital contribution imputed
 for interest expense. . . . . . .       10,337                                                               10,337

Net income . . . . . . . . . . . .            -         38,224            -            -             -        38,224
                                    -----------  -------------   -----------    ---------  ------------      --------

Balance, March 31, 2002. . . . . .  $ 5,960,223   $ (5,738,371)  $    (2,920)    (65,279)  $   (64,624)    $ 176,435
                                    ============  =============  ============    ========  ============     =========

                                              -             -              -           -             -             -



The  accompanying  notes  are  an  integral  part  of  the financial statements.




                              VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                     Three Months Ended March 31,
                                                                      2002                  2001
                                                                     -----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) . . . . . . . . . . . . . . . . . . .  $             38,224            $(314,107)
                                                         --------------------            ----------

Adjustments to reconcile to net cash
 used by operating activities:
  Depreciation and amortization . . . . . . . . . . . .                17,817               78,611
  Stock issued for executive compensation . . . . . . .                     -               10,000
  Interest expense accrued and imputed on
   related party loans. . . . . . . . . . . . . . . . .                18,113               10,880
  Decrease (increase) in:
      Accounts receivable . . . . . . . . . . . . . . .                51,191              153,304
      Inventory . . . . . . . . . . . . . . . . . . . .                   182                    -
      Prepaid expenses and other current assets . . . .                38,492               22,288
  Increase (decrease) in:
      Accounts payable and accrued expenses . . . . . .              (161,356)              37,861
      Commissions payable . . . . . . . . . . . . . . .                45,353                    -
      Deferred income . . . . . . . . . . . . . . . . .               (39,374)             (43,762)
      Current liabilities attributable to discontinued
       operations . . . . . . . . . . . . . . . . . . .                     -              (74,104)
                                                         ---------------------           ----------
  Total adjustments . . . . . . . . . . . . . . . . . .               (29,582)             195,078
                                                         ---------------------           ----------
Net cash used by operating activities . . . . . . . . .                 8,642             (119,029)
                                                         ---------------------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease (increase) in other assets . . . . . . . . .                     -                  380
                                                         ---------------------           ----------
Net cash provided (used) by investing activities. . . .                     -                  380
                                                         ---------------------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Note payable proceeds (repayments), net . . . . . . .                     -               57,718
  Exercise of stock options . . . . . . . . . . . . . .                   600                    -
  Related party loan proceeds (repayments). . . . . . .               (15,567)              10,000
                                                         ---------------------           ----------
Net cash provided by financing activities . . . . . . .               (14,967)              67,718
                                                         ---------------------           ----------

NET DECREASE IN CASH. . . . . . . . . . . . . . . . . .                (6,325)             (50,931)
Cash, beginning of period . . . . . . . . . . . . . . .                91,064              271,032
                                                         ---------------------           ----------
Cash, end of period . . . . . . . . . . . . . . . . . .  $             84,739            $ 220,101
                                                         =====================           ==========



The  accompanying  notes  are  an  integral  part  of  the financial statements.





                          VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)



                                                             Three Months Ended March 31,
                                                                2002                2001
                                                                ----                ----
Supplemental disclosures of cash flow information:

  Cash paid during the period for:
    Interest . . . . . . . . . . . . . . . . . . .  $            12,046            $15,067
    Income taxes . . . . . . . . . . . . . . . . .                    -                  -
Supplemental disclosures of non-cash investing
  and financing activities:

  100,000 shares of common stock deemed issued
   for executive compensation. . . . . . . . . . .                                  10,000

  Cumulative $6 Class C preferred stock dividend
   accrued/paid in-kind. . . . . . . . . . . . . .               13,406             17,487


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

The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results of operations for the full year ending December 31, 2002. The accompanying financial statements should be read in conjunction with the Company's financial statements for the year ended December 31, 2001 appearing in the Company's Annual Report on Form 10-KSB.

(Note  2)    Going Concern and International Expansion of Networking Operations
             ------------------------------------------------------------------

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's losses from operations in fiscal 2001 and 2000 and related use of cash for operating activities have resulted in an extremely tight cash position and a deficit in working capital of $1,716,705 at March 31, 2002 and a current ratio at such date of 0.23 to 1. The Company's current financial position raises the question as to its ability to continue as a going concern. In October 2001 the Company announced the final approval by the U.S. Air Force of a multi-million dollar contract to implement a local and wide area network solution for the Royal Saudi Air Force ("RSAF") awarded to a related company, ATTI International Development, Inc. ("AID"), which sub-contracted a portion thereof to the Company pursuant to a verbal agreement. In December 2001 the Company commenced work on its portion of the initial contract. As of May 14, 2002, the Company has substantially completed its work on the initial contract and has received $600,000 in contract related payments thereon. AID has advised the Company it is confident of being awarded additional contracts on similar projects with the RSAF and anticipates that the next contract could be formalized in August of 2002. In anticipation thereof, AID has awarded the Company a second contract totaling $300,000, providing for monthly payments of $100,000, for three months through August 2002. Although the Company was profitable for the first quarter of fiscal 2002, the Company must continue profitable operations and restructure its related party debt to insure its long-term viability. Management believes it will be successful in these endeavors, but no assurances can be given in this regard. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. (See Notes 3 and 4 to the condensed consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations).

(Note  3)    Bank  Loan
             ----------

The Company's bank debt of $192,718 is due on July 31, 2002. The related credit facility presently provides for a $200,000 credit line. The Company has requested a renewal on the credit facility through May 31, 2003 and an increase in the line to $300,000.

(Note  4)    Loans  Payable,  Related  Parties
             ---------------------------------

The Company repaid $15,567 of its related party indebtedness during the first quarter of 2002, exclusive of current accruals for interest thereon. At March 31, 2002, $949,300, I ncluding accrued interest, is outstanding, repayment of which is due August 1, 2002

(Note  5)    Conversion  of  Preferred  Stock
             --------------------------------

On March 21, 2002, 165.75 shares of Class C Preferred Stock, together with $2,229 of accrued dividends, were converted into a total of 129,235 shares of common stock. In accordance with the terms of the preferred stock issue, such conversion was made at a discount of 25% from the average of the closing bid prices for the Company's common stock during the five trading days prior to the holder's election to convert. After such conversions, 8777.59 shares of Class C Preferred Stock remain outstanding.

(Note  6)    Common  Stock  Options
             ----------------------

Pursuant to the Company's 1996 Performance Equity Plan, on March 31st of each calendar year during the term of the 1996 Plan, assuming there are enough shares then available for grant thereunder, each person who is then a director of the Company is awarded stock options to purchase 2,000 shares of common stock at the fair market value thereof, all of which options are immediately exercisable as of the date of grant and have a term of ten years. These are the only awards that may be granted to a director of the Company under the 1996 Plan. On April 1, 2002, the five directors of the Company received this automatic grant of options at an exercise price of $0.26 per share. However, due to the availability of only 8,232 shares remaining for issuance under the 1996 Plan, options to purchase 1,646 and 1,647 shares were granted to three and two directors, respectively. This grant exhausted the availability of options under the 1996 Plan. (See Note 9).

The Company's 1998 Performance Equity Plan provides for the issuance of up to 400,000 shares of common stock to employees, officers, directors and consultants. The awards may consist of incentive stock options, nonqualified options, restricted stock awards, deferred stock awards, stock appreciation rights and other awards, including outright grants as described in the 1998 Plan. The board of directors determines terms and vesting periods. At March
31, 2001, there were 100,000 options outstanding and 100,000 shares and/or options available for future grant under the 1998 Plan. (See Note 8).

(Note  7)    Subsequent  Event  -  Litigation
             --------------------------------

In April 2002, ICS was named as the defendant in a breach of contract complaint brought by a customer who had ordered computer equipment pursuant to a fixed bid. The complaint specifies damages of $91,052 plus costs. As advised by special litigation counsel, management does not believe that any significant loss to the Company will result.

(Note  8)    Subsequent  Issuance  of  Common  Stock
             ---------------------------------------

On May 14, 2002, as consented to by the Board of Directors, the Company issued 100,000 common shares in satisfaction of $16,000 of certain consulting fees applicable to the current fiscal year. The shares were issued under the Company's 1998 Performance Equity Plan and exhausted the availability of shares or option grants under such Plan.

(Note  9)    Proposed  Option  Plan
             ----------------------

The Board of Directors has determined that it is in the Company's best interests to adopt the 2002 Stock Award and Incentive Plan (the "2002 Plan"), with the approval of shareholders. The 2002 Plan would allow the Company to grant a broad range of awards, including incentive and non-qualified options, restricted and deferred stock, performance awards, stock appreciation rights and other types of equity awards. Under the 2002 Plan, the number of shares of Common Stock reserved and available for awards will be 2,000,000. The 2002 Plan would carry forward the automatic annual grant of 2000 options to each director provided by the 1996 Plan.

(Note  10)   Adoption  of  SFAS  No.  142
             ----------------------------

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." In accordance with this pronouncement, goodwill is no longer periodically amortized against operations, but is tested for impairment using a fair value methodology. The new standard requires a two-step test to determine the impairment of the recorded value of goodwill; the first step determines the existence of impairment and the second step quantifies the amount of any impairment. The two steps must be completed within six and twelve months, respectively, of adoption. If the first test indicates no impairment, the second test is obviated. The Company will perform the first test during the second quarter of fiscal 2002. The likelihood or amount of any impairment is presently unknown.

The following table reflects reported results of operations for the first quarter of fiscal 2002 as well as the adjustment of the reported net loss for the first quarter of fiscal 2001 that would have occurred if the new standard had been applied at the beginning of 2001. Basic and diluted loss per share for 2001 would not have been affected.
                                                   Quarter  Ended  March  31,
                                               ------------------------------
                                                       2002          2001
                                                       ----          ----

               Reported  net  income  (loss)         $38,224        $(314,107)
               Add  back:  Goodwill  amortization          -           59,348

                                                     -------          --------
               Adjusted  net  income  (loss)         $38,224        $(254,759)
                                                     =======         =========

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

Recent  Accounting  Pronouncements:

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Bulletin Opinion 30, "Reporting the Results of Operations." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value or carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as previously required. The provisions of this Standard are not expected to have a significant effect on the Company's financial position or operating results.

Results  of  Operations:

     Total revenues decreased $179,459, or 14.2%, to $1,084,912 in the first quarter of 2002 from $1,264,371 one year ago, as decreases in hardware sales more than offset significant revenue gains in other areas. Sales of hardware fell by $480,854, or 80.6%, to $115,672 from $596,672 in the first quarter of 2001. This decrease had been expected as hardware sales one year ago had been unusually high; such sales have declined consistently since then as the Company has been focusing on higher margin consulting, installation and maintenance services. Subscription services increased by $56,157, or 10.8%, to $577,541 from $521,381 one year ago, due entirely to an increase in sales to the Company's largest customer for such services, Ultrastar. Sales to Ultrastar increased by $71,712, or 24.0%, to $370,817 in the 2002 quarter from $299,105 one year ago. The Company had previously received certain indications from Ultrastar that they might seek to diversify their web-site hosting sources; the Company's contract with Ultrastar allows them to cancel upon thirty days prior written notice. If Ultrastar were to cancel their contract with the Company, management estimates the effect on current year revenues at approximately $1,000,000, with a reduction in gross profit of approximately 15%. The overall impact on the Company would be further mitigated as significant overhead savings would result, both in terms of personnel and occupancy cost. As of May 14, 2002, the Company has not received any notice of cancellation from Ultrastar.

     Installation, maintenance and consulting service revenues increased by $281,456, or 258.5%, to $390,332 in the 2002 quarter from $108,876 one year ago.
This increase was due principally to the Company's sub-contracting work on the RSAF Prince Sultan Air Force Base computer network upgrade project in Saudi Arabia. Three monthly contract-related payments of $100,000 each were received in the first quarter of 2002 on this project, which commenced in December 2001. AID has advised the Company it is confident of being awarded additional contracts on similar projects with the RSAF and anticipates that the next contract could be formalized in August of 2002. In anticipation thereof, AID has awarded the Company a second contract totaling $300,000, providing for monthly  payments  of  $100,000,  for  three  months  through  August  2002

     Other revenues decreased by $36,218 to $1,221 from $37,439 last year, due to a decline in software sales.

     Cost of sales was $615,792, representing 56.8% of total revenue for the three months ended March 31, 2002, compared to $925,811, constituting 73.2% of total revenues for the three months ended March 31, 2001. Cost of sales of ICS was $133,579 or 26.4% of hardware sales, installation services and maintenance/consulting for the three months ended March 31, 2002, compared to $528,184, or 74.9%, one year ago. The large increase in gross margin as a percentage of sales for ICS reflects the significantly greater mark-up earned by the Company on its labor based maintenance, installation and consulting services compared to hardware sales and the relative mix of ICS's revenues. Cost of sales of VillageWorld was $482,213, or 83.5% of revenues for the three months ended March 31, 2002, compared to $397,627, or 76.3% one year ago. This decrease in margin reflects a 3.1% rise in connectivity and telephone costs to $181,050 in the 2002 quarter compared to $175,741 in the 2001 quarter.

     Selling, general and administrative expenses (SG&A) were $398,737 for the quarter ended March 31, 2002, a decrease of $168,635, or 29.7%, from $567,372 one year ago. Payroll and related benefits, which comprise the largest single item in this expense classification, mirrored the decrease in this category as a whole by declining 25.6% to $245,699 in 2002 from $330,227 in 2001. As a percentage of sales, these costs fell by 8.1% to 36.8% in 2002 from 44.9% in 2001. Of the total SG&A expenses in 2002, $302,989 was for ICS and $95,748 was for VillageWorld, as compared to $391,438 and $175,934, respectively, one year ago. As a percentage of sales these costs increased by 7.2% to 59.9% for ICS and fell by 17.1% to 16.6% for VillageWorld, the increase for ICS reflecting the large decline in hardware sales discussed above.

     The Company adopted SFAS No. 142 effective January 1, 2002 and accordingly ceased amortization of goodwill. For the 2001 quarter amortization of goodwill was $59,348, or 4.7% of sales. The Company will conduct the first part of the transitional goodwill impairment test during the second quarter of 2002. The likelihood or amount of any impairment is presently unknown. (See Note 10 to the condensed consolidated financial statements).

     Interest expense increased by $4,212, or 16.2%, to $30,159 for the quarter ended March 31, 2002 from $25,947 one year ago. The increase was primarily due to the higher average amount outstanding on the Company's related party debt. Although a portion of such debt bears no or below market interest rates, the Company imputes interest expense up to a fair market value therefor. As a result of its tight cash position, the Company also incurs certain late charges from vendors, with whom the Company endeavors to work closely. (See Notes 2, 3 and 4 to the condensed consolidated financial statements and Liquidity and Capital Resources).

     Pre-tax income for the 2002 quarter was $40,224, representing 3.7% of sales, compared to a pre-tax loss of $314,107, constituting 24.8% of sales one year ago. The 16.4% increase in gross margin, the decrease in the ratio of SG&A expenses to gross profit from 167.6% in 2001 to 85.0% in 2002, and the cessation of periodic amortization of goodwill all combined to result in a profitable quarter, the Company's first since the merger on July 1, 1999.

     The Company has provided estimated income taxes of $2,000, reflecting an estimated income tax rate of five percent for the first quarter of 2002, taking into account budgeted results for the remainder of the year, utilization of federal and state net operating loss carry-forwards and corporate alternative minimum taxes related to the latter. The Company will revise this estimate quarterly based on then available indicators.

     Net income for the 2002 quarter was $38,224 compared to a net loss for the 2001 quarter of $314,107 an improvement of $352,331. Preferred stock dividends totaled $13,406 in 2002 and $17,487 in 2001. Net income applicable to common stockholders was $24,818 in 2002 compared to a net loss attributable to common stockholders of $331,594 in 2001. Earnings (loss) per share, which gives effect to the conversion of all Series B Preferred Stock outstanding were nil in each period. The inclusion of 460 common stock equivalents arising from certain in-the-money stock options had no effect on the per share amounts.

     If SFAS No. 142 had been in effect at the beginning of 2001, net loss and net loss attributable to common stockholders for the 2001 quarter would have been $254,759 and $272,246, respectively. (See Note 10 to the condensed consolidated financial statements).

Liquidity  and  Capital  Resources:
-----------------------------------

     Cash and cash equivalents at March 31, 2002 were $84,739 compared to $91,064 at December 31, 2001. The decrease in cash was primarily due to the reduction in the Company's payables.

     Accounts receivable decreased by $51,191 to $352,378 at March 31, 2002 from $403,569 at December 31, 2001. The decrease reflects an overall faster turnover of receivables as the sub-contract related payments from AID are received in the month to which such billing applies.

     Inventory decreased by $182 to $24,884 at March 31, 2002 from December 31, 2001. The relatively small balance in this account reflects the reductions in hardware sales.

     Prepaid expenses and other current assets decreased by $38,492 to $51,655 at March 31, 2002 from $90,147 at December 31, 2001, reflecting amortization of prepaid insurance and other routine reductions in the accounts therein.

     Accounts payable and accrued expenses decreased by $161,356 to $680,500 at March 31, 2002 from $841,856 at December 31, 2001, as the Company applied approximately three quarters of all available cash flow to reducing these current payables during the quarter.

     Notes and loans payable decreased by $7,791 to $1,142,018 at March 31, 2002 from $1,149,809 at December 31, 2001. The decrease reflects repayments to related parties of $15,567 less $7,776 of interest accrued during the quarter. As of March 31, 2002 loans payable to related parties totaled $949,300, all of which are due August 1, 2002. Notes payable to the bank remained unchanged at $192,718 at March 31, 2002. Borrowings under the line, which may not exceed $200,000, are due July 31, 2002. The Company has applied to the bank for an increase in the line to $300,000 and a renewal of the credit facility through May 31, 2003.

     Operating activities provided cash of $8,642 for the quarter ended March 31, 2002 compared to $119,029 required for the corresponding period one year ago. This improvement reflects the current period income compared to the large loss one year ago, less the effect of the large reduction in trade and other payables.

     For the 2002 quarter, there were no investing activities compared to $380 provided one year ago.

     Financing activities required cash of $14,967 for the 2002 quarter, principally for related party debt repayments. Bank loan proceeds and related party loans provided $57,718 and $10,000, respectively, one year ago.

     At March 31, 2002, the Company decreased its working capital deficit by $66,978 to $1,716,705 from $1,783,683 at December 31, 2001. The large working capital deficit raises the question of the Company's continuation as a going concern. Included in such working capital deficit is $949,300 of related party debt, due August 1, 2002, which the Company will endeavor to restructure prior to its maturity. The Company has successfully reduced many costs, and, in large part due to the international expansion of its networking business in conjunction with AID, attained the Company's first profitable post-merger quarter. In anticipation of future RSAF contracts, AID has awarded the Company a new contract totaling $300,000, providing for monthly payments of $100,000 for three months through August 2002. The Company's continued work on related future sub-contracts with AID is integral to continued profitable operations, which in turn are critical to insuring the Company's long-term viability. Management believes it will be successful in restructuring the Company's related party debt and continuing profitable operations, but no assurances can be given in this regard. (See Note 2 to the condensed consolidated financial statements).

Part  II.         Other  Information

Item  2.          Changes  in  Securities

                  See Note 5 to the condensed consolidated financial statements included in Part I hereof.

                  The Company received no cash in the transactions described in Note 5. The Company's issuances of common shares described therein were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof as transactions by an issuer not involving any public offering.

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



                                              VillageWorld.com,  Inc.
                                              -----------------------
                                              (Registrant)



Dated:  May  15,  2002                        By:      /s/  Peter  J.  Keenan
                                                       ----------------------
                                              Peter J. Keenan, Chairman of the
                                              Board , President  and Principal
                                              Executive  Officer



                                              By:   /s/  Celia  I.  Schiffner
                                                    -------------------------
                                              Celia  I.  Schiffner, Treasurer
                                              and  Chief  Financial  Officer