Form 10QSB
period 2002-06-30
VILLAGEWORLD COM INC
filed 2002-08-16
CIK 1006708

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

     X     Quarterly report under Section 13 or 15(d) of the Securities Exchange
     -
           Act  of  1934  for  the  quarterly  period  ended  June  30,  2002
                                                            -----------------

     ___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For  the  transition  period  from                to

                         Commission  File  number  0-28058
                                                 ---------


                             VILLAGEWORLD.COM, INC.
                             ----------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)



          New  York                                       11-3137508
          ---------                                       ----------
     (State or Other Jurisdiction                     (IRS  Employer
         of  Incorporation)                        Identification  No.)



                  620 Johnson Avenue, Bohemia, New York  11716
                  --------------------------------------------
                    (Address of Principal Executive Offices)


                                 (631) 218-0700
                                 --------------
                 (Issuer's Telephone Number Including Area Code)

                                 Not  Applicable
             ---------------------------------------------------------
    (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                     Report)


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

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: At August 15, 2002, the issuer had outstanding 23,644,986 shares of Common Stock, par value $.001 per share. (Assuming the conversion of all outstanding Class B Preferred Stock the outstanding common stock at August 15, 2002 would increase to 93,769,962 shares).

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes[  ]  No[X]

                             VILLAGEWORLD.COM, INC.
                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                           Quarter Ended June 30, 2002

                              ITEMS IN FORM 10-QSB



                                                                                           Page
                                                                                           ----

Part I. . . . . . . . . . . . . . . .  Financial Information                                  3

Item 1. . . . . . . . . . . . . . . .  Financial Statements                                   3

Item 2. . . . . . . . . . . . . . . .  Management's Discussion and Analysis of Financial
                                       Condition and Results of Operations                   11

Part II . . . . . . . . . . . . . . .  Other Information                                     16

Item 1. . . . . . . . . . . . . . . .  Legal Proceedings                                     16

Item 2. . . . . . . . . . . . . . . .  Changes in Securities                                 16

Item 3. . . . . . . . . . . . . . . .  Defaults Upon Senior Securities                      N/A

Item 4. . . . . . . . . . . . . . . .  Submission of Matters to a Vote of Security Holders   17

Item 5. . . . . . . . . . . . . . . .  Other Information                                    N/A

Item 6. . . . . . . . . . . . . . . .  Exhibits and Reports on Form 8-K                      17

Signatures. . . . . . . . . . . . . .                                                        18




                             VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEET





                                                         June 30, 2002    December 31, 2001
                                                        ---------------  -------------------
ASSETS
Current Assets:
Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $      175,375   $           91,064
Accounts receivable, net of allowance for
 uncollectibles. . . . . . . . . . . . . . . . . . . .         362,907              403,569
Inventory. . . . . . . . . . . . . . . . . . . . . . .          24,949               25,066
Prepaid expenses and other current assets. . . . . . .          43,139               90,147
                                                        ---------------  -------------------
  Total Current Assets . . . . . . . . . . . . . . . .         606,370              609,846


Fixed assets, net of accumulated depreciation. . . . .         191,912              227,504
Goodwill . . . . . . . . . . . . . . . . . . . . . . .       1,780,443            1,780,443
Other assets . . . . . . . . . . . . . . . . . . . . .          21,454               21,507
                                                        ---------------  -------------------
  TOTAL. . . . . . . . . . . . . . . . . . . . . . . .  $    2,600,179   $        2,639,300
                                                        ===============  ===================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Note payable - bank. . . . . . . . . . . . . . . . . .  $      192,718   $          192,718
Accounts payable and accrued expenses. . . . . . . . .         652,461              841,856
Commissions payable. . . . . . . . . . . . . . . . . .         198,267              183,188
Exchange payable                                               148,185                    -
Deferred income. . . . . . . . . . . . . . . . . . . .          60,207              218,676
Loans payable, related parties . . . . . . . . . . . .         964,355              957,091
                                                        ---------------  -------------------
  Total Current Liabilities. . . . . . . . . . . . . .       2,216,193            2,393,529

Accrued cumulative preferred stock dividends . . . . .         131,663              107,320
                                                        ---------------  -------------------
  Total Liabilities. . . . . . . . . . . . . . . . . .       2,347,856            2,500,849
                                                        ---------------  -------------------

Stockholders'  Equity:
Convertible Class B preferred stock; $.001 par value;
 1,000,000 shares authorized; 508,152 shares
 issued and outstanding. . . . . . . . . . . . . . . .             508                  508
Convertible Class C preferred stock; $.001 par value,
  non-voting; redeemable at $125; 25,000 shares
 authorized;  8,777 and 11,900 shares
 outstanding, respectively . . . . . . . . . . . . . .               9                    9
Common stock; $.001 par value; 200,000,000 shares
 authorized; 23,710,265 and 23,481,030 shares issued,
 respectively. . . . . . . . . . . . . . . . . . . . .          23,710               23,481
Additional paid in capital . . . . . . . . . . . . . .       5,986,495            5,947,786
Accumulated deficit. . . . . . . . . . . . . . . . . .      (5,690,855)          (5,765,189)
Stock subscription receivable. . . . . . . . . . . . .          (2,920)              (3,520)
Treasury stock (65,279 shares at cost) . . . . . . . .         (64,624)             (64,624)
                                                        ---------------  -------------------
  Total stockholders' equity . . . . . . . . . . . . .         252,323              138,451
                                                        ---------------  -------------------

  TOTAL. . . . . . . . . . . . . . . . . . . . . . . .  $    2,600,179   $        2,639,300
                                                        ===============  ===================
                                                                     -                    -



       The accompanying notes are an integral part of the financial statements.


                                             VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Three Months Ended                      Six Months Ended
                                               June 30, 2002        June 30, 2001       June 30, 2002   June 30, 2001
                                               -------------------  ------------------  --------------  ---------------

REVENUES:
Subscription services . . . . . . . . . . . .  $           909,862  $         457,375   $    1,487,403  $      978,759
Installation, maintenance and consulting. . .              404,692            140,486          795,024         249,362
Hardware sales. . . . . . . . . . . . . . . .               97,163            169,415          212,981         766,087
Other revenues. . . . . . . . . . . . . . . .                   25              5,281            1,246          42,720
                                               -------------------  ------------------  --------------  ---------------
  Total revenues. . . . . . . . . . . . . . .            1,411,742            772,557        2,496,654       2,036,928
                                               -------------------  ------------------  --------------  ---------------

COSTS AND EXPENSES:
Cost of sales . . . . . . . . . . . . . . . .              912,070            566,647        1,527,862       1,492,458
Selling, general and administrative . . . . .              413,576            482,838          812,313       1,050,210
Amortization of goodwill  . . . . . .                            -             59,348                -         118,696
Interest expense. . . . . . . . . . . . . . .               25,414             28,933           55,573          54,880
                                               -------------------  ------------------  --------------  ---------------
  Total costs and expenses. . . . . . . . . .            1,351,060          1,137,766        2,395,748       2,716,244
                                               -------------------  ------------------  --------------  ---------------

Pre-tax income (loss) . . . . . . . . . . . .               60,682           (365,209)         100,906        (679,316)

Benefit from  income taxes. . . . . . . . . .                2,000                  -                -               -
                                               -------------------  ------------------  --------------  ---------------

Net income (loss) . . . . . . . . . . . . . .               62,682           (365,209)         100,906        (679,316)

Preferred stock dividends paid in-kind
 and accrued. . . . . . . . . . . . . . . . .               13,166             16,770           26,572          34,257
                                               -------------------  ------------------  --------------  ---------------

Net income (loss) applicable to
 common stockholders. . . . . . . . . . . . .  $            49,516  $        (381,979)  $       74,334  $     (713,573)
                                               ===================  ==================  ==============  ===============

Basic and diluted net income (loss)
  per common share. . . . . . . . . . . . . .  $                 -  $               -   $            -  $        (0.01)
                                               ===================  ==================  ==============  ===============

Weighted average common shares
 outstanding, giving effect to the
 conversion to common stock
 of all Class B Preferred Stock outstanding:
 Basic. . . . . . . . . . . . . . . . . . . .           93,722,709         90,526,824       93,640,303      90,207,563
                                               ===================  ==================  ==============  ===============
 Diluted. . . . . . . . . . . . . . . . . . .           93,725,805         90,526,824       93,644,217      90,207,563
                                               ===================  ==================  ==============  ===============

Pro-forma amounts assuming retroactive
 application of Statement of Financial
 Accounting Standards No. 142:
Net income (loss) . . . . . . . . . . . . . .  $            62,682  $        (305,861)  $      100,906  $     (560,620)
                                               ===================  ==================  ==============  ===============
Net income (loss) applicable to
 common stockholders. . . . . . . . . . . . .  $            49,516  $        (322,631)  $       74,334  $     (594,877)
                                               ===================  ==================  ==============  ===============
Basic and diluted net income (loss)
 per common share . . . . . . . . . . . . . .  $                 -  $               -   $            -  $        (0.01)
                                               ===================  ==================  ==============  ===============







       The accompanying notes are an integral part of the financial statements.


                                      VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                      For the Six Months Ended June 30, 2002


                                                Class B                         Class C
                                             Preferred Stock                Preferred Stock         Common Stock
                                             ----------------               ----------------        ------------
                                         Shares            Amount          Shares     Amount     Shares      Amount
                                    ----------------  ----------------  ------------  -------  ----------   -------
Balance, January 1, 2002 . . . . .          508,152   $      508           8,943      $   9    23,481,030    $23,481

Conversion of preferred shares
 (first quarter) . . . . . . . . .                                          (166)                 129,235        129

Issuance of shares for services. .                                                                100,000        100

Exercise of nominal stock options

Accrued  cumulative dividends
 on preferred stock

Capital contribution imputed
 for interest expense
Net income . . . . . . . . . . . .                -           -                -          -             -          -
                                    ---------------   ----------------  ------------  -------  ----------    -------

Balance,June 30, 2002. . . . . . .          508,152   $     508            8,777      $   9    23,710,265    $23,710
                                    ===============   ================   ==========   =======  ==========    =======







                                     Additional                      Stock                                    Total
                                      Paid-In      Accumulated    Subscription         Treasury Stock     Stockholders'
                                                                                      ----------------   --------------
                                      Capital        Deficit       Receivable         Shares      Amount         Equity
                                    ------------  -------------  --------------       -------    -------       --------
Balance, January 1, 2002 . . . . .  $ 5,947,786   $ (5,765,189)  $    (3,520)      (65,279)    $  (64,624)   $ 138,451

Conversion of preferred shares
 (first quarter) . . . . . . . . .        2,100           (240)                                                  2,229

Issuance of shares for services. .       15,900                                                                 16,000

Exercise of nominal stock options.                                       600                                       600

Accrued  cumulative dividends
 on preferred stock. . . . . . . .                     (26,332)                                                (26,332)

Capital contribution imputed
 for interest expense. . . . . . .       20,709                                                                 20,709

Net income . . . . . . . . . . . .            -        100,906             -             -              -      100,906
                                    ------------  -------------  ------------    ----------    -----------     --------

Balance,June 30, 2002. . . . . . .  $ 5,986,495   $ (5,690,855)  $    (2,920)      (65,279)    $  (64,624)   $ 252,323
                                    ============  =============  ============     =========    ===========   ==========





       The accompanying notes are an integral part of the financial statements.


                                    VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                  Six Months Ended June 30,
                                                                       2002             2001
                                                                   ---------          -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) . . . . . . . . . . . . . . . . . . .            $    100,906       $(679,316)
                                                                   -------------      ----------
                                                                              -               -
Adjustments to reconcile to net cash provided
 (required) by operating activities:
  Depreciation and amortization . . . . . . . . . . . .                  35,632         157,221
  Stock issued for compensation . . . . . . . . . . . .                   8,600          10,000
  Interest expense accrued and imputed on
   related party loans. . . . . . . . . . . . . . . . .                  35,557          22,671
  Decrease (increase) in:
      Accounts receivable . . . . . . . . . . . . . . .                  40,662         112,661
      Inventory . . . . . . . . . . . . . . . . . . . .                     117          13,093
      Prepaid expenses and other current assets . . . .                  54,408          26,237
  Increase (decrease) in:
      Accounts payable and accrued expenses . . . . . .                (189,935)         66,092
      Commissions payable . . . . . . . . . . . . . . .                  15,079         (65,459)
      Exchange payable                                                  148,185               -
      Deferred income . . . . . . . . . . . . . . . . .                (158,469)              -
      Current liabilities attributable to discontinued
       operations . . . . . . . . . . . . . . . . . . .                       -          18,875
                                                                   -------------      ----------
  Total adjustments . . . . . . . . . . . . . . . . . .                  (9,624)        361,391
                                                                  --------------      ----------
Net cash provided (required) by operating activities. .                  91,282        (317,925)
                                                                   -------------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in other assets . . . . . . . . .                                 13             380
                                                                   -------------      ----------
Net cash required by provided activities. . . . . . . .                      13             380
                                                                   -------------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Note payable proceeds (repayments), net . . . . . . .                                  67,718
  Exercise of stock options . . . . . . . . . . . . . .                     600               -
  Related party loan proceeds (repayments). . . . . . .                  (7,584)        117,144
                                                                   -------------      ----------
Net cash provided (required) by financing activities. .                  (6,984)        184,862
                                                         -----------------------      ----------
 NET INCREASE (DECREASE) IN CASH. . . . . . . . .. .                     84,311        (132,683)
Cash, beginning of period . . . . . . . . . . . . . . .                  91,064         271,032
                                                         -----------------------      ----------
Cash, end of period . . . . . . . . . . . . . . . . . .            $    175,375       $ 138,349
                                                                   =============      ==========
                                                                              -               -

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest . . . . . . . . . . . . . . . . . . .  $                    20,016       $  28,072
    Income taxes                                                              -               -

Supplemental  disclosures  of  non-cash  investing
     and  financing  activities:
  Common stock issued for prepaid services/
   executive compensation. . . . . . . . . . . . .                        7,400          10,000
  Cumulative $6 Class C preferred stock dividend
   accrued/paid in-kind. . . . . . . . . . . . . .                       26,572          34,257






       The accompanying notes are an integral part of the financial statements.

                     VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

 (Note  1)     The  Company  and  Basis  of  Presentation
               ------------------------------------------

VillageWorld.Com, Inc., provides community-oriented Internet access under private labels and installs, maintains and services computer network systems consisting of full hardware and proprietary software solutions. The Company has two principal subsidiaries, VillageNet, Inc. ("VillageNet") and Intelligent Computer Solutions, Inc. ("ICS"). VillageNet provides Internet on-line services, offering its subscribers a variety of services including electronic mail, software, computing support, and easy access of the Internet. VillageNet provides small businesses, school districts and others with fully managed services that include Internet connections, remote dial access and Web hosting services. ICS offers full service system integration, specializing in high-end computer networking infrastructures, Internet solutions, and Local and Wide Area Network installations. All intercompany balances and transactions are eliminated in consolidation. The Company considers itself to operate in one business segment; such segment comprises one business reporting unit. (See Note 11).

The results of operations for the three and six-month periods ended June 30, 2002 are not necessarily indicative of the results of operations for the full year ending December 31, 2002. The accompanying financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2001 appearing in the Company's Annual Report on Form 10-KSB.

The information herein is unaudited. However, in the opinion of management, such information reflects all adjustments (consisting only of normal recurring adjustments) necessary to make the financial statements not misleading. Additionally, in accordance with applicable standards for interim reporting, the accompanying financial statements do not include all disclosures in conformity with generally accepted accounting principles. The Company's chief executive officer and chief financial officer have certified this Form 10Q-SB in accordance with the requirements of Section 906 of the Sarbanes-Oxley Act of 2002. (See Exhibits 99.1 and 99.2 included in Item 6 of Part II hereof).

(Note  2)      Going  Concern:  International Networking Operations and Loss
                   ---------------------------------------------------------
               of  Major  Customer
               -------------------

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's losses from operations in fiscal 2001 and 2000 and related use of cash for operating activities have resulted in an extremely tight cash position and a deficit in working capital of $1,609,823 at June 30, 2002 and a current ratio at such date of 0.27 to 1. Despite profitable operations in each of the first two quarters of the 2002 fiscal year, the Company's current financial position raises the question as to its ability to continue as a going concern.

In October 2001 the Company announced the final approval by the U.S. Air Force Of a multi-million dollar contract to implement a local and wide area network solution for the Royal Saudi Air Force ("RSAF") awarded to a related company, ATTI International Development, Inc. ("AID"), which sub-contracted a portion thereof to the Company pursuant to a verbal agreement. In December 2001 the Company began work on its portion of the initial contract. As of August 15, 2002, the Company has completed its work on such contract for which it received $600,000 and has almost completed work on a second verbally agreed-to contract, for which it has received $240,000, with the remaining $60,000 related thereto expected to be received in late August 2002. AID has advised the Company it is hopeful of being awarded additional contracts on similar projects with the Saudi Arabian government, which would likely require the Company's work as a sub-contractor. Presently two such projects are being pursued, for moderate and medium eight figure amounts, respectively. It is not yet known what portion of these contracts, if eventually awarded to AID, would be sub-contracted to the Company; the Company's portion of the first completed contract comprised approximately 10%. The Company is also independently seeking additional contracts directly with the Saudi government; at present there are two such projects being pursued, ranging in value from moderate seven to low eight figure amounts, respectively. There is no assurance that AID or the Company will be awarded any of these projects.

(Note  2)      Going  Concern:  International Networking Operations and Loss
               -------------------------------------------------------------
               of  Major  Customer  -  (continued)
               -----------------------------------

The Company was profitable in both the first and second quarters of fiscal 2002; however the Company must continue profitable operations. Such future operations will be negatively affected by the loss in June of 2002 of the Company's largest customer for its Internet on-line services, which customer accounted for $716,358, $1,086,175 and $1,312,371 of sales for the three and six-month periods ended June 30, 2002 and the year ended December 31, 2001, respectively. Such sales constituted approximately 50.7%, 43.5% and 33.6% of the Company's total sales for such periods. The gross costs historically associated with this customer were approximately 85%.

The Company must also restructure its related party debt to insure its long-term viability. Management is hopeful it will be successful in restructuring its related party debt, in connection with any additional overseas networking projects being awarded, either to AID, or directly to the Company, as discussed in the second preceding paragraph, and that the high-profit networking revenues therefrom will largely offset the loss of the Internet customer. However, no assurances regarding any of these matters can be given, including the continued availability of related party loans. As of August 14, 2002, the Company's related party debt of $964,355 is due on demand. The condensed consolidated financial statements do not include any adjustments that might result from the Company's inability to continue as a going concern. (See Note 6 to the condensed consolidated financial statements).

(Note  3)          Allowance  for  Doubtful  Accounts
                   ----------------------------------

The Company historically has had little incidence of uncollectible trade receivables. However during the second quarter of fiscal 2002, the Company provided an additional allowance for doubtful accounts of $10,000 with respect to one Internet service customer in the Boston area. This reserve constituted approximately 42% of such customer's account receivable balance at June 30, 2002 and increased the Company's total allowance for doubtful accounts to $15,000.

(Note  4)          Bank  Loan
                   ----------

At June 30, 2002, the Company's bank debt, pursuant to its $200,000 credit facility, was $192,718, payable upon demand. If no demand for payment is made, the outstanding borrowings are due May 31, 2003, the present maturity date of the credit facility.

(Note  5)          Exchange  Payable
                   -----------------

VillageNet and several of its school district subscribers of Internet hosting and related services participate in a federally funded program designed to expand and facilitate those school districts' access to Internet technology. Participating school districts receive a discount on those services purchased from the Company, which discount is administered by a governmental contracting agency and routed through the Company. At June 30, 2002, $148,185 applicable to one school district is reported as exchange payable on the accompanying balance sheet. Payment thereof to such school district was made in early July.

(Note  6)          Loans  Payable,  Related  Parties
                   ---------------------------------

The Company repaid $7,584 of its related party indebtedness during the first six months of 2002, exclusive of current accruals for interest thereon. At June 30, 2002, $964,355, including accrued interest, is outstanding, repayment of which is presently due on demand.

(Note  7)          Conversion  of  Preferred  Stock
                   --------------------------------

On March 21, 2002, 165.75 shares of Class C Preferred Stock, together with $2,229 of accrued dividends, were converted into 129,235 shares of common stock. In accordance with the terms of the preferred stock issue, such conversion was made at a discount of 25% from the average of the closing bid prices for the Company's common stock during the five trading days prior to the holder's election to convert. After such conversions, 8777.59 shares of Class C Preferred Stock remain outstanding.

(Note  7)          Conversion  of  Preferred  Stock  -  (continued)
                   ------------------------------------------------

The terms of the preferred stock issue further provide that on December 28, 2002, any Class C Preferred Stock, which has not yet been converted, shall be automatically converted, without any action on the part of the holder, to the number of shares of the Company's common stock as such holder would receive if he had elected to convert his Class C Preferred stock on that date.

(Note  8)          Issuance  of  Common  Stock
                   ---------------------------

In January 2002, a holder of 60,000 common stock purchase options, exercisable at $.01 per share, exercised such options and paid the $600 exercise price therefor. Due to the nominal exercise price, such shares had been treated as outstanding from the date of the option grant in accordance with Statement of Financial Accounting Standards No. 128.

On May 14, 2002, as consented to by the Board of Directors, the Company issued 100,000 common shares in satisfaction of $16,000 of certain consulting fees applicable to the current fiscal year. The shares were issued under the Company's 1998 Performance Equity Plan and exhausted the availability of shares or option grants under such Plan. (See Notes 9B and 9C).

(Note  9)          Stock  Option  Plans
                   --------------------

    (A)     1996  Performance  Equity  Plan:

Pursuant to the Company's 1996 Performance Equity Plan, on March 31st of each year during the term of such Plan, assuming there are enough shares available for grant thereunder, each person who is a director of the Company is awarded options to purchase 2,000 shares of common stock at the fair market value thereof, which options are immediately exercisable as of the date of grant for a term of ten years. On April 1, 2002, the five directors of the Company received this automatic grant of options at an exercise price of $0.26 per share. However, due to the availability of only 8,232 shares remaining for issuance under the 1996 Plan, options to purchase 1,646 and 1,647 shares were granted to three and two directors, respectively. This grant exhausted the availability of options under the 1996 Plan. (See Note 9C).

    (B)     1998  Performance  Equity  Plan:

The Company's 1998 Performance Equity Plan provided for the issuance of up to 400,000 shares of common stock to employees, officers, directors and consultants. The awards were to consist of incentive and nonqualified options, stock appreciation rights, restricted, deferred stock and other awards, including outright grants as described in such Plan. The Board of Directors determined terms and vesting periods. On May 14, 2002, as consented to by the Board of Directors, the Company issued 100,000 common shares under the Plan, exhausting the availability of any further grants thereunder. (See Notes 8 and 9C).

    (C)          2002  Award  and  Incentive  Plan:

In April 2002, the Board of Directors determined it was in the Company's best interests to adopt the 2002 Stock Award and Incentive Plan (the "2002 Plan"), with the approval of shareholders. The 2002 Plan provides for a broad range of awards, including incentive and non-qualified options, restricted and deferred stock, performance awards, stock appreciation rights and other types of equity awards. A total of 2,000,000 of shares of Common Stock are reserved and available for grant under the 2002 Plan. The 2002 Plan carries forward the automatic annual grant of 2000 options to each director provided by the 1996 Plan. The Company's shareholders ratified the 2002 Plan in June 2002. (See
Part  II,  Item  4).

(Note  10)     Litigation
               ----------

In April 2002, ICS was named as the defendant in a breach of contract complaint brought by a customer who had ordered computer equipment pursuant to a fixed bid. The complaint specified damages of $91,052 plus costs. As advised by special litigation counsel, management does not believe that any significant loss to the Company will result. (See Part II, Item 1).

(Note  11)     Adoption  of  SFAS  No.  142
               ----------------------------

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142"). In accordance with this pronouncement, goodwill is no longer periodically amortized against operations, but is tested for impairment using a fair value methodology. Upon adoption, the carrying value of goodwill is required to be assigned to one or more business reporting units. The Company's operations are comprised within one such reporting unit. The new standard requires a two-step test to determine the impairment of the recorded value of goodwill; the first step determines the existence of impairment and the second step quantifies the amount of any impairment. The two steps must be completed within six and twelve months, respectively, of adoption. If the first step indicates no impairment, the second step is obviated. The Company performed the first step during the second quarter of fiscal 2002, using its market capitalization as the measure of fair value; such test indicated no impairment of the Company's goodwill as of January 1, 2002. SFAS 142 refers to the first time an entity performs such impairment test as the transitional impairment test. The pronouncement also requires an annual impairment test for all years beginning with the year of adoption. SFAS 142 provides that the transitional test may not be used as the first year's annual test unless the entity specifies that all future annual tests will be performed at the beginning of the year, that is, during the first quarter of each succeeding year. The Company has determined that it will perform all future annual impairment tests as of the beginning of each succeeding fiscal year.

The following table reflects reported results of operations for the second quarter and first six months of fiscal 2002 as well as the adjustment of the reported net loss for the comparable periods of fiscal 2001 that would have occurred if the new standard had been applied at the beginning of 2001. Basic and diluted loss per share for 2001 would not have been affected.





                                              Quarter  Ended June 30,              Six Months Ended June 30,
                                              ------------------------           ---------------------------
                                                 2002                 2001          2002                     2001
                                                -----                -----         -----                    -----
    Reported net income (loss) . .          $   62,682       $   (365,209)      $   100,906          $   (679,316)
    Add back: Goodwill amortization.                 -             59,348                 -               118,696
                                      ----------------     ---------------     -------------        --------------
    Adjusted net income (loss) . . .        $   62,682       $   (305,861)      $   100,906          $   (560,620)
                                      ================       =============     =============         =============


(Note  12)     Earnings  (Loss)  Per  Share
               ----------------------------

Basic and diluted weighted average shares outstanding for each of the first and second quarters of fiscal 2002 and for the current year-to-date six-month period are derived as follows. There were no dilutive shares entering into the 2001 calculations.




                                                                   First           Second          Six Months
                                                                   Quarter         Quarter              Ended
                                                                   2002             2002          June 30, 2002
                                                                  --------         -------        -------------
Basic weighted average
 shares outstanding                                               93,556,522       93,722,709        93,640,303
Dilutive effect of outstanding common
 stock purchase options and warrants                                   4,587            3,096             3,914
                                                               -------------       -----------      -----------
Diluted weighted average
 shares outstanding                                               93,561,109       93,725,805        93,644,217
                                                                 ===========       ==========       ===========


Previously reported dilutive shares for the first quarter of fiscal 2002 were understated by 4,127 shares. Such understatement did not affect the calculation of earnings per share for that quarter.

(Note  13)     Subsequent  Lease  Modification
               -------------------------------

In July 2002, the Company extended the lease term for two of its suites through June 30, 2005 at an annual aggregate rental of $77,000, and gave notice of termination, effective September 1, 2002 and without penalty, of the lease for the third suite, which had an annual rental of $33,600.

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

Forward-Looking  Statements

     When used in this Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission, the words or phrases "will likely result,", "management expects" or "the Company expects," " will continue," " is anticipated," "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. The Company has no obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Recent  Accounting  Pronouncements:

     On January 1, 2002, the Company adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." As a result, the Company stopped amortizing goodwill as a charge against operations during the first quarter of 2002. In addition, the Company is required to conduct an annual review of goodwill for potential impairment. The Company completed its review and did not have to record a charge to earnings for an impairment of goodwill as a result of the new standards. (See Note 11 to the Condensed Consolidated Financial Statements).

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 143 "Accounting for Asset Retirement Obligations" which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated assets' retirement costs. The new standard will be effective for years beginning January 1, 2003. The Company does not anticipate that this new standard will have any significant effect on its future financial condition or results of operations.

     Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets, expands the scope of a discontinued operation to include a component of an entity and eliminates the exemption to consolidation when control over a subsidiary is likely to be temporary. The adoption of this new standard did not have a material impact on the Company's financial position, results of operations or cash flows.

     In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," and an amendment to SFAS No. 4, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also amends paragraph 14(a) of SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not believe the effects of this new standard will have a material effect on its future financial condition or operations.

     On July 30, 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. Accordingly, the Company will apply the provisions of SFAS No. 146 prospectively to exit or disposal activities, if any, initiated after December 31, 2002.

Results  of  Operations:

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001:

     For the three months ended June 30, 2002, total revenues increased $639,185, or 82.7%, to $1,411,742 from $772,557 one year ago, as subscription revenues nearly doubled and installation, maintenance and consulting revenues almost tripled, while hardware and other sales fell by a little less than one-half. As described below, a major portion of subscription revenues recorded during the quarter will not recur as a result of the loss of the Company's largest Internet services customer and the timing and amount of further overseas networking revenues subsequent to August of this year is presently uncertain.

     Subscription revenues increased by $452,487, or 98.9%, to $909,862 in the current quarter from $457,375 one year ago. The Company's largest customer, Ultrastar, accounted for $716,358, or 78.7% of the current quarter's subscription revenues and 50.7% of total revenues in the quarter. For the corresponding period of 2001, sales to Ultrastar were $294,220, or 64.3% and 38.1% of subscription and total sales, respectively. As disclosed in prior filings by the Company, Ultrastar had previously advised VillageNet it was considering diversifying its sources of Internet hosting and related services. Effective June 30, 2002, Ultrastar ceased to be a customer of the Company. The loss of this customer will be largely mitigated due to the high cost of sales, approximately 85%, historically associated with subscription revenues.

     Installation, maintenance and consulting service revenues increased by $264,206, or 188.1%, to $404,692 in the 2002 quarter from $140,486 one year ago.
This increase was due entirely to the Company's sub-contracting work on the RSAF Prince Sultan Air Force Base computer network upgrade project in Saudi Arabia, pursuant to a verbal agreement. Three monthly contract-related payments of $100,000 each were received during the quarter, of which the third represented the first of three payments related to a second verbal contract awarded to the Company by AID in May 2002. Such second contract encompassed payments of $100,000 through August 2002, all but $60,000 of which had been received as of August 15, 2002, with the balance expected in the latter part of the month.

     Hardware sales fell by $72,252 or 42.6%, to $97,163 in the current quarter of 2002 from $169,415 in the second quarter one year ago. This decrease continues the recent trend of lower hardware sales as the Company has been focusing on higher margin consulting, installation and maintenance services. Other revenues were insignificant during the current quarter, further reflecting the Company's concentration on its principal operations.

     Cost of sales was $912,070, representing 64.6% of total revenue for the three months ended June 30, 2002, compared to $566,647, constituting 73.3% of total revenues for the same period one year ago, reflecting the higher proportion this year of total revenues from networking operations. Cost of sales of VillageNet was $767,233, or 84.3% of revenues for the current quarter, compared to $433,053, comprising 94.7% of related revenues one year ago. This increase in margin reflects certain economies of scale associated with high subscription revenues, however even at the historically high levels of such revenues in the current quarter, the gross margin contribution only narrowly exceeds 15%. Cost of sales of ICS was $144,839 or 28.6% of hardware sales, installation services and maintenance/consulting for the three months ended June 30, 2002, compared to $133,594, or 42.7%, one year ago. The large decrease in these costs as a percentage of sales for ICS reflects the significantly greater mark-up earned by the Company on its much-increased labor-based maintenance, installation and consulting services.

     Total gross margin increased by $293,762, or 142.7%, to $499,672 in the current quarter from $205,910 one year ago. As a percentage of sales, this measure increased by 8.7% to 35.4% from 26.7%.

     Selling, general and administrative expenses ("SG&A") were $413,576 for the quarter ended June 30, 2002, a decrease of $69,262, or 14.3%, from $482,838 one year ago. Payroll and related benefits, which comprise the largest single item in this expense classification, led the decrease in this category as a whole by declining $94,740, or 25.9% to $234,995 in 2002 from $329,935 in 2001. Bad debt expense increased by $10,000 from none in the prior year's period, as the Company reserved approximately 42% of one Internet services customer's accounts receivable balance. Historically the Company has had very few bad debts; the Company does not believe the possible losses associated with this one particular customer reflect a trend, rather a situation specific to this one account. As a percentage of sales, SG&A costs fell by 33.2% to 29.3% in the 2002 quarter from 62.5% in 2001. Of the total SG&A expenses in the current quarter, $140,058, or 15.4% of sales, was for VillageNet and $273,518, or 54.5% of sales, was for ICS, compared to $111,580 and $371,258, 24.4% and 119.8% of sales, respectively, one year ago. For both VillageNet and ICS, the improvements reflect various economies of scale related to the higher level of revenues during the current quarter.

     The Company adopted SFAS No. 142 effective January 1, 2002 and accordingly ceased amortization of goodwill. For the 2001 quarter amortization of goodwill was $59,348, or 7.7% of sales. The Company conducted the transitional goodwill impairment test during the second quarter of 2002. Such test, performed as of January 1, 2002, showed no impairment of the carrying value of the Company's goodwill.

     Interest expense decreased by $3,519, or 12.2%, to $25,414 for the quarter ended June 30, 2002 from $28,933 one year ago. Included in this expense category are certain vendor late charges, incurred by the Company as an unavoidable consequence of its tight cash position. The Company has been working closely with its vendors to keep such late charges to a minimum. Such late charges decreased noticeably in the current quarter as positive operating cash flow during the period allowed the Company to better manage its trade and other current payables. Also contributing to savings in this expense classification were lower interest charges on the Company's bank debt, charged at 2% over the bank's prime rate. Interest is also incurred on the Company's related party debt. Although a portion of such debt bears no or below market interest rates, the Company imputes interest expense up to a fair market value therefor, 7.5% per annum for the applicable periods. Increase in accrued and imputed related party interest partially offset the savings in late charges and bank interest.

     Total costs and expenses increased by $213,294, or 18.7%, to $1,351,060 in the current quarter from $1,137,766 one year ago, but decreased as a percentage of total sales by 51.6% to 95.7% this period from 147.3% last year.

     Pre-tax income for the quarter was $60,682, representing 4.3% of sales, compared to a pre-tax loss of $365,209 constituting 47.3% of sales one year ago. The 51.6 % improvement reflects the increase in gross profit of $293,762 and the decrease in the ratio of SG&A expenses to gross profit by 151.7% from 234.5% in 2001 to 82.8% in 2002, as well as the cessation of periodic amortization of goodwill. This quarter and the prior quarter of this fiscal year are the only profitable quarterly periods the Company has recorded since the merger three years ago.

     The Company has revised its estimate of its expected effective tax rate for 2002 and reversed a provision of $2,000 provided last quarter. Such revised estimate arises from a previous change in the tax rules relating to corporate alternative minimum taxable income in connection with the utilization of net operating tax loss carry-forwards. The Company had not considered the revised rules when it previously estimated an effective tax rate of five percent for the current fiscal year. Based on its corrected analysis, the Company's effective tax rate for 2002 will be zero irrespective of its results for the rest of the year given its tax loss carry-forward of approximately $3,100,000 as of the beginning of fiscal 2002.

     Net income for the 2002 quarter was $62,682 compared to a net loss for the 2001 quarter of $365,209 an improvement of $427,891. Preferred stock dividends totaled $13,166 in the 2002 quarter and $16,770 in 2001. Net income applicable to common stockholders was accordingly $49,516 in the current quarter compared to a net loss applicable to common stockholders of $381,979 in the corresponding quarter of 2001, an improvement of $431,495. As equivalent weighted average common shares outstanding exceeded 90,000,000 shares in both periods, earnings
(loss) per common share was less than $.01 in both the current and the prior year quarters.

     On a pro-forma basis, giving retroactive effect to the adoption of SFAS No. 142 and the cessation of amortization of goodwill, pre-tax and net loss for the 2001 quarter would have been $305,861 and net loss attributable to common shareholders for such period would have been $322,631. Therefore the pro-forma improvement in net income/loss and net income/loss applicable to common shareholders for the current periods would have been $368,543 and $372,148, respectively. The per share results on such pro-forma basis would have been unchanged.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

     The Company's total revenues increased $459,726, or 22.6% to $2,496,654 for the six months ended June 30, 2002 from $2,036,928 for the corresponding period of 2001. This revenue growth was principally due to the increase in VillageNet's subscription service revenue of $508,644, or 52.0%, to $1,487,403 for the current six months from $978,759 one year ago. This increase in subscription service revenue was primarily attributable to a single customer, Ultrastar, for whom the Company provided Private Label Internet hosting and related services under names they are contractually permitted to use, such as David Bowie, Gaither and Hanson. Ultrastar terminated their contract with VillageNet on June 30, 2002 and is no longer a customer. The Company had disclosed in prior periodic filings that Ultrastar had previously advised the Company it was considering diversifying its source of Internet hosting and related services. ICS's total revenues decreased slightly by $7,444, or 0.7%, to $1,008,005 for the current year-to-date period from $1,015,449 one year ago. Of the total revenues for ICS, installation, maintenance and consulting revenues more than tripled, while hardware sales fell by more than two-thirds. Other revenues were insignificant in 2002; those from 2001 did not recur.

     Ultrastar accounted for $1,086,175 of subscription revenues for the current six months compared to $593,325 for the comparable period of 2001. These amounts comprised 73.0% and 60.6% of subscription revenues during those periods and 43.5% and 29.1% of total revenues. For fiscal 2001, Ultrastar comprised 61.4% and 33.6% of the Company's subscription and total revenues, respectively. As the gross profit on the cancelled services averages approximately 15%, the overall impact on the Company is expected to be manageable, particularly when related savings in administrative support are considered, both in terms of personnel and occupancy cost; the Company has negotiated a termination option for the leased suite that presently houses such support operations.

     Installation, maintenance and consulting revenues increased by $545,662 or 218.8% to $795,024 in the current six months from $249,362 one year ago. The increase reflects six monthly $100,000 payments received and earned on two verbal RSAF sub-contracts, the second of which began in June and extends through August of this year. The amount and timing of subsequent overseas networking revenues is presently uncertain. (See Results of Operations for the Three Months Ended June 30, 2002 and 2001 and Note 2 to the Condensed Consolidated Financial Statements).

     Hardware sales decreased by $553,106 or 72.2% for the six months ended June 30, 2002, continuing the trend of prior quarters and reflecting a slowdown in capital expenditures by the Company's domestic customers, consistent with the economy as a whole. The Company's overseas sub-contracting operations presently do not include sales of hardware. Hardware sales have always been one of the higher cost components of the Company's revenues and the Company does not expect a significant change in this downward trend for domestic customers in the foreseeable future, although the Company has seen recent indications of a slow recovery in its domestic networking business, which is principally with local school districts. Certain overseas projects the Company is presently seeking may include hardware sales in the future.

     Cost of sales was $1,527,862, representing 61.2% of total revenue for the current six months, compared to $1,492,458, representing 73.3% of total revenues for the year-to-date period one year ago. Cost of sales of VillageNet was $1,249,445 or 84.0% of related revenues, compared to $830,680, or 84.9% of sales one year ago. Cost of sales of ICS was $278,417, or 27.6% of hardware sales, installation services and maintenance/consulting for the six months ended June 30, 2002 compared to $661,778 or 65.2%, one year ago. The large increase in gross margin as a percentage of sales for ICS reflects the significantly greater mark-up earned by the Company on its labor-based maintenance, installation and consulting services compared to hardware sales and the relative mix of ICS's revenues.

     Total gross margin increased by $424,322, or 77.9%, to $968,792 in the current six months from $544,470 one year ago. As a percentage of sales, this measure increased by 12.1% to 38.8% from 26.7%.

     Selling, general and administrative expenses ("SG&A") were $812,313 for the current six months, a decrease of $237,897, or 22.7%, from $1,050,210 for the year-to-date period one year ago. This decrease was primarily attributable to a decrease in payroll and related benefits of $203,888, or $28.5%, to $480,878 in 2002 from $684,166 in 2001. Of the total SG&A expenses for the current six months, $235,808 is attributable to VillageNet and $576,505 is attributable to ICS compared to $287,515 and $762,695 for the corresponding period one year ago. As a percentage of sales, total SG&A expenses were 32.5% and 51.6% for the six months ended June 30, 2002 and 2001, respectively. For VillageNet, these percentages were 15.9% this year and 29.4% last year and for ICS they were 57.2% this year and 75.1% last year.

     Amortization of goodwill was $118,696 for the 2001 six-month period. In accordance with SFAS No. 142, effective January 1, 2002, goodwill is no longer systematically amortized to operations, but is subject to periodic tests for impairment. The Company conducted the required transitional impairment test during the second quarter of 2002. Such test, performed as of January 1, 2002, resulted in no impairment to the carrying value of the Company's goodwill. (See
Note 11 to the Condensed Consolidated Financial Statements).

     Total interest expense was relatively unchanged at $55,573 for the current six months compared to $54,880 for the prior year. Increases in related party accrued and imputed interest were almost entirely offset by reduced bank interest and vendor late charges.

     Total costs and expenses decreased by $320,496, or 11.8%, to $2,395,748 in the current six months from $2,716,244 one year ago and decreased as a percentage of total sales by 37.4% to 96.0% this period from 133.4% last year.

     Pre-tax income for the current year-to-date period was $100,906, representing 4.0% of sales, compared to a pre-tax loss of $679,316 constituting 33.4% of sales one year ago. The 37.4 % improvement reflects the increase in gross profit of $424,322 and the decrease in the ratio of SG&A expenses to gross profit by 109.1% from 192.9% in 2001 to 83.8% in 2002, as well as the cessation of periodic amortization of goodwill. The current fiscal year is the first time the Company has been profitable since the merger occurred on July 1, 1999.

     As a result of recent changes in the tax law applicable to corporate minimum taxable income in connection with the utilization of net operating tax loss carry-forwards, the Company estimates its effective tax rate for fiscal 2002 will be zero, irrespective of its results for the rest of the year, given its tax loss carry-forward of approximately $3,100,000 as of the beginning of fiscal 2002.

     Net income for the 2002 six months was $100,906 compared to a net loss in the prior period of $679,316 an improvement of $780,222. Preferred stock dividends were $26,572 in the current period and $34,257 one year ago. Net income applicable to common stockholders was accordingly $74,334 in the current period compared to a net loss applicable to common stockholders of $713,573 in the corresponding period last year, an improvement of $787,907. Earnings per share were nil in the current period while the loss last year on an equivalent per share basis was $.01.

     On a pro-forma basis, giving retroactive effect to the adoption of SFAS No. 142 and the cessation of amortization of goodwill, pre-tax and net loss for the 2001 six months would have been $560,620 and net loss attributable to common shareholders for such period would have been $594,877. Therefore the pro-forma improvement in net income/loss and net income/loss applicable to common shareholders for the current periods would have been $661,526 and $669,211, respectively. The per share results on such pro-forma basis would have been unchanged.

Liquidity  and  Capital  Resources

     Cash and cash equivalents at June 30, 2002 increased by $84,311 to $175,375 from $91,064 at December 31, 2001. The increase in cash was in large part due to the receipt in late May of $148,185 of funds disbursed to the Company as part of a federally assisted program to enhance participating school districts access to Internet technology. Such funds which constitute a discount on Internet services purchased from the Company by the school districts are administered by a government contracting agency and are routed through the Company. The above amount was re-disbursed by the Company to the school district in early July.

     Accounts receivable decreased by $40,662 to $362,907 at June 30, 2002 from $403,569 at December 31, 2001. The decrease reflects an overall faster turnover of receivables as the sub-contract related payments from AID are received in the month to which such billing applies.

     Inventory decreased by $117 to $24,949 at June 30, 2002. The relatively small balance and small changes in this account reflect the reductions in hardware sales and the decreased activity in this area.

     Prepaid expenses and other current assets decreased by $47,008 to $43,139 at June 30, 2002 from $90,147 at December 31, 2001, reflecting amortization of prepaid insurance and other routine reductions in the accounts therein.

     Accounts payable and accrued expenses decreased by $189,395 to $652,461 at June 30, 2002 from $841,856 at December 31, 2001 as the Company applied approximately sixty-five percent of all available cash flow to reducing these current payables during the six-month period.

     Commissions payable, related to the Company's Internet hosting service revenues, increased by $15,079 to $198,267 at June 30, 2002 from $183,188 at December 31, 2001, reflecting the increases in the related revenues. Deferred income decreased by $158,469 to $60,207 at June 30, 2002 from $218,676 at December 31, 2001, principally attributable to the termination of the Ultrastar contract.

     Notes and loans payable increased by $7,264 to $1,157,073 at June 30, 2002 from $1,149,809 at December 31, 2001. The increase reflects interest of $14,848 accrued during the six months ended June 30, 2002 on loans payable to related parties less repayments thereon of $7,584. Such loans, totaling $964,355 inclusive of accrued interest are due on demand. Notes payable to the bank remained unchanged at $192,718 at June 30, 2002. Borrowings under the line, which may not exceed $200,000, are due on demand; if no demand is made, payment of the outstanding balance is due on the maturity date of the line, May 31, 2003, subject to further renewal at the bank's option.

     Operating activities provided cash of $91,282 for the six months ended June 30, 2002 compared to $317,925 required for the corresponding period one year ago. This improvement reflects the current period income compared to the large loss one year ago, less the effect of the significant reductions in trade liabilities as well as deferred income.

     For the 2002 period, $13 was provided by investing activities compared to $380 provided one year ago.

     Financing activities required cash of $6,984 for the 2002 period, principally for related party debt repayments. Bank loan proceeds and related party loans provided $184,862, one year ago.

     At June 30, 2002, the Company decreased its working capital deficit by $173,860 to $1,609,823 from $1,783,683 at December 31, 2001. The large working capital deficit raises the question of the Company's continuation as a going concern. Included in such working capital deficit is $964,355 of related party debt, presently due on demand. The Company is endeavoring to restructure this debt, but cannot realistically do so until the present uncertainty regarding the awarding of future overseas networking contracts is resolved. Both AID, which has advised the Company it would use it as a sub-contractor as it has in the recent past, and the Company are pursuing future projects, with the portion applicable to the Company, either indirectly or directly, ranging from moderate seven figure to low eight figure amounts. However as neither AID nor the Company is assured of being awarded any subsequent contracts, the Company's continuation as a going concern is seriously in question. In July and August of 2002, the Company received $140,000 applicable to its second verbal sub-contract with AID and the remaining balance of $60,000 is expected during the latter part of August. Management is hopeful it will be successful in restructuring the Company's related party debt, securing additional overseas networking projects and continuing the profitable operations it has recorded in 2002, despite the loss of Ultrastar, but no assurances can be given in this regard. At the present time, there are no funding commitments from any source beyond the $60,000 remaining payment on the second verbal sub-contracting agreement. (See
Note 2 to the Condensed Consolidated Financial Statements).






Part  II.          Other  Information

Item  1.          Legal  Proceedings

On April 1, 2002, ICS was named as the defendant in a breach of contract complaint brought by Metro-North Commuter Railroad. Metro-North had ordered computer equipment pursuant to a fixed bid. The complaint, presently pending in New York County Supreme Court specifies damages of $91,052 plus costs, arising from ICS' alleged failure to deliver certain equipment at prices specified in a fixed bid. ICS alleges that the price quote it received on the equipment in question from its supplier, who is not a party to the litigation at present, was understated, and as a result ICS should not be held responsible for any damages suffered by the plaintiff. Neither depositions nor a trial date have as yet been scheduled. See Note 10 to the condensed consolidated financial statements included in Part I hereof.

Item  2.          Changes  in  Securities

See Notes 7 and 8 to the condensed consolidated financial statements included in
Part I hereof.

The Company received no cash in the transactions described in Notes 7 and 8. The Company's issuances of common shares described therein were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof as transactions by an issuer not involving any public offering.

Item  4.          Submission  of  Matters  to  a  Vote  of  Security  Holders

On June 27, 2002, the Company held its annual meeting of shareholders at the offices of its counsel, Feder, Kaszovitz, Isaacson, Weber, Skala, Bass & Rhine, LLP, 750 Lexington Avenue, New York, NY. The purpose of the meeting was to elect five directors for the ensuing year, ratify the selection by the Board of Directors of the Company's independent auditor for the fiscal year ending December 31, 2002 and ratify and approve the Company's 2002 Stock Award and Incentive Plan. No matters other than those set forth below were voted upon at the meeting.

The five directors nominated by management and comprising the entire board were elected. There was no solicitation in opposition to the slate proposed by management. The name of each director elected and the number of votes cast for or withheld is set forth below:

Name of Director        Votes For       Votes Withheld          Total Votes Cast
------------------      -----------     ---------------         ----------------

Peter  J.  Keenan           84,739,277             131,744            84,871,021
David  A.  Levi             84,728,886             142,135            84,871,021
Hector  M.  Gavilla         84,730,028             140,993            84,871,021
Moshe  Schwartz             84,727,686             143,335            84,871,021
Dr.  Steven  Levi           84,728,686             142,335            84,871,021


The selection by the Board of Directors of Laurence Rothblatt & Co. as the Company's independent auditor for the year ending December 31, 2002 was ratified. A total of 84,871,021 votes were cast as follows:

     For:  84,770,278          Against:     96,799         Abstain:  3,944

The adoption of the Company's 2002 Stock Award and Incentive Plan was ratified. A total of 74,704,851 votes were cast, excluding 10,166,170 broker non-votes. Votes were cast as follows:

     For:  73,487,130          Against:  1,209,333         Abstain:  8,388

Item  6.     Exhibits  and  Reports  on  Form  8-K

(a)               Exhibits:

               Exhibit  99:  1  Certification  by  Chief  Executive  Officer*

               Exhibit  99:  2  Certification  by  Chief  Financial  Officer*

               *Filed  herewith

(b)               Reports  on  Form  8-K:  None

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



                                 VillageWorld.com,  Inc.
                                 -----------------------
                                     (Registrant)



Dated:        August  15,  2002                 By:       /s/  Peter  J.  Keenan
                                                          ----------------------
                                   Peter J. Keenan, Chairman of the Board, President and Principal Executive Officer



Dated:        August  15,  2002                 By:    /s/  Celia  I.  Schiffner
                                                     ---------------------------
                                              Celia  I.  Schiffner,  Treasurer
                                              and  Chief  Financial  Officer