Form 10QSB
period 2002-09-30
VILLAGEWORLD COM INC
filed 2002-11-19
CIK 1006708

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

     X     Quarterly report under Section 13 or 15(d) of the Securities Exchange
     -
Act  of  1934  for  the  quarterly  period  ended  September  30,  2002
                                                 ----------------------

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

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: At November 18, 2002, the issuer had outstanding 23,644,986 shares of Common Stock, par value $.001 per share. (Assuming the conversion of all outstanding Class B Preferred Stock the outstanding common stock at November 18, 2002 would increase to 93,769,962 shares).

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes[  ]  No[X]

                             VILLAGEWORLD.COM, INC.
                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                        Quarter Ended September 30, 2002

                              ITEMS IN FORM 10-QSB

     Page
     ----

Part  I     Financial  Information                                          3

Item  1.     Financial  Statements                                          3

Item  2.     Management's  Discussion  and  Analysis  of  Financial
             Condition  and  Results  of  Operations                       12

Item  3.     Controls  and  Procedures                                     17

Part  II     Other  Information                                            18

Item  1.     Legal  Proceedings                                            18

Item  2.     Changes  in  Securities                                      N/A

Item  3.     Defaults  Upon  Senior  Securities                           N/A

Item  4.     Submission of Matters to a Vote of Security Holders          N/A

Item  5.     Other  Information                                           N/A

Item  6.     Exhibits  and  Reports  on  Form  8-K                         18

Signatures  and  Certifications                                            19


                                      VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEET

                                                                     September 30, 2002    December 31, 2001
                                                                    --------------------  -------------------
ASSETS
Current Assets:
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $             5,645   $           91,064
Accounts receivable, net of allowance for
 uncollectibles. . . . . . . . . . . . . . . . . . . . . . . . . .              408,638              403,569
Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . . .               22,566               25,066
Prepaid expenses and other current assets. . . . . . . . . . . . .               30,985               90,147
                                                                    --------------------  -------------------
  Total Current Assets . . . . . . . . . . . . . . . . . . . . . .              467,834              609,846

Fixed assets, net of accumulated depreciation. . . . . . . . . . .              174,242              227,504
Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,780,443            1,780,443
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .               19,836               21,507
                                                                    --------------------  -------------------
  TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         2,442,355   $        2,639,300
                                                                    ====================  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Note payable - bank. . . . . . . . . . . . . . . . . . . . . . . .  $           192,718   $          192,718
Accounts payable and accrued expenses. . . . . . . . . . . . . . .              756,862              841,856
Commissions payable. . . . . . . . . . . . . . . . . . . . . . . .              115,497              183,188
Deferred income. . . . . . . . . . . . . . . . . . . . . . . . . .               72,907              218,676
Loans payable, related parties . . . . . . . . . . . . . . . . . .              958,333              957,091
                                                                    --------------------  -------------------
  Total Current Liabilities. . . . . . . . . . . . . . . . . . . .            2,096,317            2,393,529

Accrued cumulative preferred stock dividends . . . . . . . . . . .              144,830              107,320
                                                                    --------------------  -------------------
  Total Liabilities. . . . . . . . . . . . . . . . . . . . . . . .            2,241,147            2,500,849
                                                                    --------------------  -------------------

Commitments and Contingencies. . . . . . . . . . . . . . . . . . .                    -                    -
                                                                    --------------------  -------------------

Stockholders'  Equity:
Convertible Class B preferred stock; $.001 par value;
 1,000,000 shares authorized; 508,152 shares issued
 and outstanding . . . . . . . . . . . . . . . . . . . . . . . . .                  508                  508
Mandatorily Convertible Class C preferred stock; $.001 par value, non-voting; redeemable at $125; 25,000 shares authorized;
  8,777 and 11,900 shares outstanding, respectively. . . . . . . .                    9                    9
Common stock; $.001 par value; 200,000,000 shares authorized;
  23,710,265 and 23,481,030 shares issued, respectively. . . . . .               23,710               23,481
Additional paid in capital . . . . . . . . . . . . . . . . . . . .            5,996,887            5,947,786
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . .           (5,752,362)          (5,765,189)
Stock subscription receivable. . . . . . . . . . . . . . . . . . .               (2,920)              (3,520)
Treasury stock (65,279 shares at cost) . . . . . . . . . . . . . .              (64,624)             (64,624)
                                                                    --------------------  -------------------
  Total stockholders' equity . . . . . . . . . . . . . . . . . . .              201,208              138,451
                                                                    --------------------  -------------------

  TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         2,442,355   $        2,639,300
                                                                    ====================  ===================



                                               VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Three Months Ended                       Nine Months Ended

                                      September 30, 2002    September 30, 2001   September 30, 2002    September 30, 2001
                                     --------------------  --------------------  -------------------  --------------------
REVENUES:
Subscription services . . . . . . .  $           122,468   $           593,300   $         1,609,871  $         1,572,059
Installation, maintenance
 and consulting . . . . . . . . . .              334,042               109,065             1,129,066              358,427
Hardware sales. . . . . . . . . . .              120,003               277,406               332,984            1,043,493
Other revenues. . . . . . . . . . .                  180                16,294                 1,426               59,014
                                     --------------------  --------------------  -------------------  --------------------
  Total revenues. . . . . . . . . .              576,693               996,065             3,073,347            3,032,993
                                     --------------------  --------------------  -------------------  --------------------

COSTS AND EXPENSES:
Cost of sales . . . . . . . . . . .              259,652               825,218             1,787,514            2,317,676
Selling, general and
 administrative . . . . . . . . . .              341,931               385,963             1,154,244            1,436,173
Amortization of goodwill. . . . . .                    -                59,348                     -              178,044
Interest expense. . . . . . . . . .               23,450                20,929                79,023               75,809
                                     --------------------  --------------------  -------------------  --------------------
  Total costs and expenses. . . . .              625,033             1,291,458             3,020,781            4,007,702
                                     --------------------  --------------------  -------------------  --------------------

Net income (loss) . . . . . . . . .              (48,340)             (295,393)               52,566             (974,709)

Preferred stock dividends
 paid in-kind and accrued . . . . .               13,167                14,282                39,739               48,539
                                     --------------------  --------------------  -------------------  --------------------

Net income (loss) applicable
 to common stockholders . . . . . .  $           (61,507)  $          (309,675)  $            12,827  $        (1,023,248)
                                     ====================  ====================  ===================  ====================

Basic and diluted net income (loss)
 per common share . . . . . . . . .  $                 -   $                 -   $                 -  $             (0.01)
                                     ====================  ====================  ===================  ====================

Weighted average common
 shares outstanding, giving
 effect to the conversion to
 common stock of all Class B
 Preferred Stock outstanding:
 Basic. . . . . . . . . . . . . . .           93,769,962            92,055,879            93,683,998           90,830,439
                                     ====================  ====================  ===================  ====================
 Diluted. . . . . . . . . . . . . .           93,769,962            92,055,879            93,686,593           90,830,439
                                     ====================  ====================  ===================  ====================

Pro-forma amounts assuming
 retroactive application
 of Statement of Financial
 Accounting Standards No. 142:
Net income (loss) . . . . . . . . .  $           (48,340)  $          (236,045)  $            52,566  $          (796,665)
                                     ====================  ====================  ===================  ====================
Net income (loss) applicable to
 common stockholders. . . . . . . .  $           (61,507)  $          (250,327)  $            12,827  $          (845,204)
                                     ====================  ====================  ===================  ====================
Basic and diluted net income (loss)
  per common share. . . . . . . . .  $                 -   $                 -   $                 -  $             (0.01)
                                     ====================  ====================  ===================  ====================



                                        VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                      For the Nine Months Ended September 30, 2002

                                             Class B                 Class C
                                         Preferred Stock         Preferred Stock            Common Stock
                                         ----------------        ----------------           ------------
                                         Shares       Amount       Shares     Amount     Shares       Amount
                                    -------------  ------------   ---------  -------  ----------      -------
Balance, January 1, 2002 . . . . .          508,152   $    508      8,943   $     9    23,481,030   $   23,481

Conversion of preferred shares
 (first quarter) . . . . . . . . .                                   (166)        -       129,235          129

Issuance of shares for services. .                                                        100,000          100

Exercise of nominal stock options

Accrued  cumulative dividends
 on preferred stock

Capital contribution imputed
 for interest expense. . . . . .

Net income                                        -          -          -         -             -            -
                                    ----------------  ----------  --------  -------    ----------   ----------

Balance, September 30, 2002. . . .          508,152   $    508      8,777  $     9     23,710,265   $   23,710
                                    ================  ==========  ========  =======    ==========   ==========


                                     Additional                       Stock                                   Total
                                      Paid-In      Accumulated    Subscription        Treasury Stock      Stockholders'
                                                                                      ---------------     -------------
                                      Capital        Deficit       Receivable        Shares       Amount        Equity
                                    ------------  -------------  --------------  ------------  -------------  --------
Balance, January 1, 2002 . . . . .  $ 5,947,786   $ (5,765,189)  $    (3,520)       (65,279)  $   (64,624)   $138,451

Conversion of preferred shares
 (first quarter) . . . . . . . . .        2,100           (240)                                                 1,989

Issuance of shares for services. .       15,900              -                                                 16,000

Exercise of nominal stock options.                                       600                                      600

Accrued  cumulative dividends
 on preferred stock. . . . . . . .                     (39,499)                                               (39,499)

Capital contribution imputed
 for interest expense. . . . . . .       31,101                                                                31,101

Net income . . . . . . . . . . . .            -         52,566             -              -             -      52,566
                                    ------------  -------------  ------------  -------------  ------------    --------

Balance, September 30, 2002         $ 5,996,887   $ (5,752,362)  $    (2,920)       (65,279)  $   (64,624)    $201,208
                                    ============  =============  ============  =============  ============    ========



                                                VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                            For the Nine Months Ended September 30, 2001

                                                      Class B                      Class C
                                                    Preferred Stock             Preferred Stock         Common Stock
                                                   ----------------           -----------------         ------------
                                                     Shares       Amount      Shares     Amount       Shares    Amount
                                                    -------       ------      ------     ------       ------   -------
Balance, January 1, 2001. . . . . . . . . . . .      508,152   $    508       11,900   $  12      19,520,236   $19,520


Conversion of preferred shares
  (first quarter) . . . . . . . . . . . . . . .                                 (385)                402,383       403

Conversion of preferred shares
  (second quarter) . . . . . . .. . . . . . . .                               (1,780)     (2)      1,707,114     1,707

Conversion of preferred shares
  (third quarter) . . . . . . . . . . . . . . .                                 (370)     (1)        393,936       394

Shares issued for executive
  compensation . .  . . . . . . . . . . . . . .                                                      200,000       200

Shares issued for services. . . . . . . . . . .                                                       75,000        75

Accrued  cumulative dividends
  on preferred stock

Capital contribution imputed
  for interest expense

Net loss. . . . . . . . . . . . . . . . . . . .           -           -            -       -               -         -
                                                     -------   --------       --------  -----     ----------   -------

Balance, September 30, 2001 . . . . . . . . . .      508,152   $    508        9,365   $   9      22,298,669   $22,299
                                                     =======  ==========      ========  =======   ==========   =======


                                  Additional                       Stock                                 Total
                                   Paid-In      Accumulated    Subscription     Treasury Stock         Stockholders'
                                                                               ---------------       ---------------
                                   Capital        Deficit       Receivable      Shares       Amount         Equity
                                 ------------  -------------  --------------  ---------    ---------       -------
Balance, January 1, 2001. . . .  $ 5,823,339   $ (4,582,732)  $  (2,520)       (65,279)  $  (64,624)    $ 1,193,503

Conversion of preferred shares
  (first quarter) . . . . . . .        2,123           (215)                                                  2,311

Conversion of preferred shares
  (second quarter) . .. . . . .       13,812         (2,167)                                                 13,350

Conversion of preferred shares.
  (third quarter) . . . . . . .        3,169           (234)                                                  3,328

Shares issued for executive
  compensation . . . .  . . . .       20,800                     (2,000)                                     19,000

Shares issued for services. . .        7,425                                                                  7,500

Accrued  cumulative dividends
  on preferred stock . .. . . .                     (45,923)                                                (45,923)

Capital contribution imputed
  for interest expense . .. . .       25,324                                                                 25,324

Net loss. . . . . . . . . . . .            -       (974,709)          -              -            -        (974,709)
                                 ------------  -------------  ----------  -------------  -----------     -----------

Balance, September 30, 2001 . .  $ 5,895,992   $ (5,605,980)  $  (4,520)       (65,279)  $  (64,624)    $   243,684
                                 ============  =============  ==========  =============  ===========     ===========



                                                VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Nine Months Ended September 30,
                                                                                         2002                   2001
                                                                                        -----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $          52,566           $     (974,709)
                                                                           ------------------          ---------------
Adjustments to reconcile to net cash required
 by operating activities:
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . .             53,321                  235,662
  Stock issued for compensation . . . . . . . . . . . . . . . . . . . . .             15,800                   26,500
  Interest expense accrued and imputed on related party loans . . . . . .             47,922                   36,800
  Decrease (increase) in:
      Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . .             (5,069)                (357,823)
      Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              2,500                   24,806
      Prepaid expenses and other current assets . . . . . . . . . . . . .             59,362                  (45,637)
  Increase (decrease) in:
      Accounts payable and accrued expenses . . . . . . . . . . . . . . .            (84,994)                 294,587
      Commissions payable . . . . . . . . . . . . . . . . . . . . . . . .            (67,691)                       -
      Deferred income . . . . . . . . . . . . . . . . . . . . . . . . . .           (145,769)                 107,606
      Other current liabilities . . . . . . . . . . . . . . . . . . . . .                  -                   67,154
                                                                           ------------------          ---------------
  Total adjustments . . . . . . . . . . . . . . . . . . . . . . . . . . .           (124,618)                 389,655
                                                                           ------------------          ---------------
Net cash required by operating activities. . . . . . . . . . .                       (72,052)                (585,054)
                                                                           ------------------          ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Decrease in other assets. . . . . . . . . . . . . . . . . . . . . . . .              1,612                      222
                                                                           ------------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Note payable proceeds, net . . . . . . . . . . . . . . . .                               -                   67,718
  Exercise of stock options . . . . . . . . . . . . . . . . . . . . . . .                600                        -
  Related party loan proceeds (repayments). . . . . . . . . . . . . . . .            (15,579)                 337,144
                                                                           ------------------          ---------------
Net cash provided (required) by financing activities. . . . . . . . . . .            (14,979)                 404,862
                                                                           ------------------          ---------------

NET DECREASE IN CASH . . . . . . . . . . . . . . . . .                               (85,419)                (179,970)
Cash, beginning of period . . . . . . . . . . . . . . . . . . . . . . . .             91,064                  271,032
                                                                           ------------------          ---------------
Cash, end of period . . . . . . . . . . . . . . . . . . . . . . . . . . .  $           5,645          $        91,062
                                                                           ==================          ===============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:. . . . . . . . . . . . . . . . . . . .
    Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $          31,101          $        41,113
    Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  -                        -

Supplemental disclosures of non-cash investing and financing activities:
  Common stock issued for prepaid services/compensation . . . . . . . . .                200                   26,500
  Cumulative $6 Class C preferred stock dividend accrued/paid in-kind . .             39,739                   48,539

                     VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

 (Note  1)          The  Company  and  Basis  of  Presentation
                    ------------------------------------------

VillageWorld.Com, Inc., provides community-oriented Internet access under private labels and installs, maintains and services computer network systems consisting of full hardware and proprietary software solutions. The Company has two principal subsidiaries, VillageNet, Inc. ("VillageNet") and Intelligent Computer Solutions, Inc. ("ICS"). VillageNet provides Internet on-line services, offering its subscribers a variety of services including electronic mail, software, computing support, and easy access of the Internet. VillageNet provides small businesses, school districts and others with fully managed services that include Internet connections, remote dial access and Web hosting services. ICS offers full service system integration, specializing in high-end computer networking infrastructures, Internet solutions, and Local and Wide Area Network installations. All intercompany balances and transactions are eliminated in consolidation. The Company considers itself to operate in one business segment; such segment comprises one business reporting unit. (See Notes 11 and 12).

The results of operations for the three and nine-month periods ended September 30, 2002 are not necessarily indicative of the results of operations for the full year ending December 31, 2002. The accompanying financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2001 appearing in the Company's Annual Report on Form 10-KSB.

The information herein is unaudited. However, in the opinion of management, such information reflects all adjustments (consisting only of normal recurring adjustments) necessary to make the financial statements not misleading. Additionally, in accordance with applicable standards for interim reporting, the accompanying financial statements do not include all disclosures in conformity with generally accepted accounting principles. The Company's chief executive officer and chief financial officer have certified this Form 10Q-SB in accordance with the requirements of Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. (See the Certifications following the Signature Page as well as Exhibits 99.1 and 99.2 included in Item 6 of Part II hereof).

(Note  2)          Going  Concern:  International Networking Operations and Loss
                   -------------------------------------------------------------
                   of  Major  Customer
                   -------------------

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's losses from operations in fiscal 2001 and 2000 and the related use of cash for operating activities have resulted in an extremely tight cash position and a deficit in working capital of $1,628,483 at September 30, 2002 and a current ratio at such date of 0.22 to 1. The Company had profitable operations in each of the first two quarters of fiscal 2002, followed by a loss in the third fiscal quarter, which reduced the year-to-date net income by slightly less than fifty percent. The Company's severely limited current financial position continues to call into question its ability to operate as a going concern.

In October 2001 the Company announced the final approval by the U.S. Air Force of a multi-million dollar contract to implement a local and wide area network solution for the Royal Saudi Air Force ("RSAF") awarded to a related company, ATTI International Development, Inc. ("AID"), which sub-contracted a portion thereof to the Company pursuant to a verbal agreement. In December 2001 the Company began work on its portion of the initial contract. As of August 15, 2002, the Company had completed its work on such contract for which it received $600,000 and had also completed work on a second verbally agreed-to contract, for which it has received $300,000. AID has advised the Company it is hopeful of being awarded additional contracts on similar projects with the Saudi Arabian government, which would likely require the Company's work as a sub-contractor. Presently two such projects are being pursued, for low and medium to high eight figure amounts, respectively. It is not yet known what portion of these contracts, if eventually awarded to AID, would be sub-contracted to the Company; the Company's portion of the first completed contract comprised approximately 10%.

The Company is also independently seeking additional contracts directly with the Saudi government. At present there are two projects being pursued, for high seven and low to moderate eight figure amounts, respectively. There is no assurance that AID or the Company will be awarded any of these projects.

The Company was profitable in the first six months of fiscal 2002 although it had a loss in the third fiscal quarter. The Company had net income of $52,566 for the nine months ended September 30, 2002. In order to operate as a going concern, the Company must consistently achieve profitable operations. Operations in the third quarter were, and future operations will be negatively affected by the loss in June of 2002 of the Company's largest customer for its Internet on-line services, which customer accounted for $1,444,688 and $1,312,371 of sales for the six-month period ended June 30, 2002 and the year ended December 31, 2001, respectively. Such sales constituted approximately
47.8 and 33.6% of the Company's total sales for such periods. The gross costs historically associated with this customer ere approximately 85%.

The Company must also restructure its related party debt to insure its long-term viability. Management is hopeful it will be successful in restructuring its related party debt, in connection with any additional overseas networking projects being awarded, either to AID, or directly to the Company, as discussed above, and that the high-profit networking revenues therefrom will largely offset the loss of the Internet customer. However, no assurances regarding any of these matters can be given, including the continued availability of related party loans. As of September 30, 2002, the Company's related party debt of $958,333 is due on demand. The condensed consolidated financial statements do not include any adjustments that might result from the Company's inability to continue as a going concern. (See Note 5 to the condensed consolidated financial statements).

(Note  3)          Allowance  for  Doubtful  Accounts
                   ----------------------------------

The Company historically has had little incidence of uncollectible trade receivables. However during the second and third quarters of fiscal 2002, the Company provided an additional allowance for doubtful accounts of $10,000 in each quarter with respect to one Internet service customer in the Boston area. At September 30, 2002, this reserve constituted approximately 75% of such customer's account receivable balance and increased the Company's total allowance for doubtful accounts to $25,000.

(Note  4)          Bank  Loan
                   ----------

At September 30, 2002, the Company's bank debt, pursuant to its $200,000 credit facility, was $192,718, payable upon demand. If no demand for payment is made, the outstanding borrowings are due May 31, 2003, the present maturity date of the credit facility.

(Note  5)          Loans  Payable,  Related  Parties
                   ---------------------------------

The Company repaid $15,579 of its related party indebtedness during the first nine months of 2002, exclusive of current accruals for interest thereon. At September 30, 2002, $958,333, including accrued interest, is outstanding, repayment of which is presently due on demand.

(Note  6)          Conversion  of  Preferred  Stock
                   --------------------------------

On March 21, 2002, 165.75 shares of Class C Preferred Stock, together with $2,229 of accrued dividends, were converted into 129,235 shares of common stock. In accordance with the terms of the preferred stock issue, such conversion was made at a discount of 25% from the average of the closing bid prices for the Company's common stock during the five trading days prior to the holder's election to convert. After such conversions, 8,777.59 shares of Class C Preferred Stock remain outstanding. The terms of the preferred stock issue further provide that on December 28, 2002, any Class C Preferred Stock, which has not yet been converted, shall be automatically converted, without any action on the part of the holder, to the number of shares of the Company's common stock as such holder would receive if he or she had elected to convert his Class C Preferred stock on that date.

Note  7)          Issuance  of  Common  Stock
                  ---------------------------

In January 2002, a holder of 60,000 common stock purchase options exercised such options and paid the aggregate $600 exercise price therefor. Due to the nominal $.01 per share exercise price, the shares had been treated as outstanding from the option grant date in accordance with SFAS No. 128.

On May 14, 2002, as consented to by the Board of Directors, the Company issued 100,000 common shares in satisfaction of $16,000 of certain consulting fees applicable to the current fiscal year. The shares were issued under the Company's 1998 Performance Equity Plan and exhausted the availability of shares or option rants under such Plan. (See Notes 8B and 8C).

(Note  8)          Stock  Option  Plans
                   --------------------

    (A)     1996  Performance  Equity  Plan:

Pursuant to the Company's 1996 Performance Equity Plan, on March 31st of each year during the term of such Plan, assuming there are enough shares available for grant thereunder, each person who is a director of the Company is awarded options to purchase 2,000 shares of common stock at the fair market value thereof, which options are immediately exercisable as of the date of grant for a term of ten years. On April 1, 2002, the five directors of the Company received this automatic grant of options at an exercise price of $0.26 per share. However, due to the availability of only 8,232 shares remaining for issuance under the 1996 Plan, options to purchase 1,646 and 1,647 shares were granted to three and two directors, respectively. This grant exhausted the availability of options under the 1996 Plan. (See Note 8C).

    (B)     1998  Performance  Equity  Plan:

The Company's 1998 Performance Equity Plan provided for the issuance of up to 400,000 shares of common stock to employees, officers, directors and consultants. The awards were to consist of incentive and nonqualified options, stock appreciation rights, restricted, deferred stock and other awards, including outright grants as described in such Plan. The Board of Directors determined terms and vesting periods. On May 14, 2002, as consented to by the Board of Directors, the Company issued 100,000 common shares under the Plan, exhausting the availability of any further grants thereunder. (See Notes 7 and 8C).

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

(Note  9)          Lease  Modification
                   -------------------

In July 2002, the Company extended the lease term for two of its suites through June 30, 2005 at an annual aggregate rental of $77,000, and gave notice of termination, which became effective as of October 1, 2002 and without penalty, of the lease for the third suite, which had an annual rental of $33,600.

(Note  10)         Litigation
                   ----------

    (A)     Metro-North:

In April 2002, ICS was named as the defendant in a breach of contract complaint brought by Metro-North Commuter Railroad, which had ordered computer equipment pursuant to a fixed bid. The complaint specified damages of $91,052 plus costs. As advised by special litigation counsel, management does not believe that any significant loss to the Company will result.

    (B)     UltraStar:

In September 2002, UltraStar brought an action against the Company alleging various breaches of contract and seeking judgment and compensatory damages in an amount asserted to be not less than $220,000 plus interest. The Company believes this action to be totally without merit, and as advised by special litigation counsel, management does not believe that any significant loss to the Company will result.

(Note  11)         Adoption  of  SFAS  No.  142
                   ----------------------------

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142"). This pronouncement requires that goodwill no longer be periodically amortized against operations, but be tested for impairment using a fair value methodology. Upon adoption, the carrying value of goodwill was required to be assigned to one or more business reporting units. The Company's operations are comprised within one such reporting unit. The new standard requires a two-step test to determine the impairment of the recorded value of goodwill; the first step determines the existence of impairment and the second step quantifies the amount, if any. The two steps were to be completed within six and twelve months, respectively, of adoption. If the first step indicates no impairment, the second step is obviated. The Company performed the first step of what the statement refers to as the transitional impairment test during the second quarter of fiscal 2002, using its market capitalization as the measure of fair value; such test indicated no impairment of the Company's goodwill as of January 1, 2002. The pronouncement also requires an annual impairment test for all years beginning with the year of adoption. SFAS 142 provides that the transitional test may not be used as the first year's annual test unless the entity specifies that all future annual tests will be performed at the beginning of the year. The Company has determined that it will perform all future annual impairment tests as of the beginning of each succeeding fiscal year. (See Note 12).

The following table reflects reported results of operations for the third quarter and first nine months of fiscal 2002 as well as the adjustment of the reported net loss for the comparable periods of fiscal 2001 that would have occurred if the new standard had been applied at the beginning of 2001. Loss per share for 2001 would not have been affected.

                                                 Quarter  Ended  September  30,
                                                 ------------------------------
                                                    2002                  2001
                                                    ----                  ----
Reported  net  income  (loss)                    $(48,340)            $(295,393)
Add  back:  Goodwill amortization                       -                59,348
                                                ----------           -----------
Adjusted  net  income  (loss)                    $(48,340)            $(236,045)
                                                 =========            ==========

                                            Nine  Months  Ended  September  30,
                                            -----------------------------------
                                                    2002                  2001
                                                    ----                  ----
Reported  net  income  (loss)                    $52,566              $(974,709)
Add  back: Goodwill amortization                       -                178,044
                                               ----------             ----------
Adjusted net income (loss)                       $52,566              $(796,665)
                                                 =======              ==========

(Note  12)         Third  Quarter  Impairment  Test
                   --------------------------------

As a result of (i) the loss of UltraStar, the Company's largest customer of its Internet on-line services, (ii) the uncertainty regarding the timing and amount of additional overseas networking contracts or sub-contracts, if any, and (iii) the related continuing uncertainty regarding the Company's continuation as a going concern, the Company tested its goodwill for impairment as of September 30, 2002. The Company, whose operations are comprised in one reporting unit, determines its fair value for purposes of applying the goodwill impairment test required by SFAS 142 based on its market capitalization. Based on the Company's market capitalization at that time, step one of the test disclosed no impairment of goodwill. The Company will likely continue to evaluate its goodwill for impairment on a quarterly basis as long as the significant uncertainties it currently faces continue.

(Note  13)         Earnings  (Loss)  Per  Share
                   ----------------------------

For the nine months ended September 30, 2002, the dilutive effect of outstanding options during the first six months of fiscal 2002 was 2,595 equivalent shares. For each of the fiscal 2001 quarters and for the fiscal 2002 third quarter, outstanding options and warrants were anti-dilutive and have been ignored.

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

Forward-Looking  Statements

     When used in this Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission, the words or phrases "will likely result,"," management expects" or "the Company expects," "will continue," "is anticipated," "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. The Company has no obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Recent  Accounting  Pronouncements:

     On January 1, 2002, the Company adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." As a result, the Company stopped amortizing goodwill as a charge against operations during the first quarter of 2002. In addition, the Company is required to conduct an annual review of goodwill for potential impairment. The Company completed its review and did not have to record a charge to earnings for an impairment of goodwill as a result of the new standards. (See Notes 11 and 12 to the Condensed Consolidated Financial Statements).

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

     In October 2002, the Financial Accounting Standards Board issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." This standard is not expected to have any effect on the Company.

Critical  Accounting  Judgments:

     The  preparation  of  financial  statements  in  conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The U.S. Securities and Exchange Commission ("SEC") has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company has identified the critical accounting policies and judgments addressed below. Other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding the Company's results are described in Note 2 "Summary of Accounting Policies" in Item 7 of Part II, "Financial Statements and Supplementary Data," of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. The Company believes that its estimates, assumptions and judgments are reasonable, but they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Significant  Accounting  Policies:

Accounting  for  Goodwill  and  Related  Impairment  Testing

     Effective  January  1,  2002, the Company adopted SFAS No. 141 and SFAS No.
142. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill. The Company has evaluated its goodwill, all of which was acquired effective July 1, 1999, using the criteria of SFAS No. 141 and SFAS No. 142, which pronouncements require that purchased goodwill no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment, while the second phase (if necessary) measures the impairment. The Company completed the first phase of the transitional impairment test in the second quarter of 2002 as specified by SFAS No. 142, although, in accordance with such standard, the goodwill was tested as of January 1, 2002. That analysis found no impairment of recorded goodwill; accordingly, the second testing phase for the transitional test was not necessary. As a result of (i) the loss of UltraStar, the Company's largest customer of its Internet on-line services, (ii) the uncertainty regarding the timing and amount of additional overseas networking contracts or sub-contracts, if any, and (iii) the related continuing uncertainty regarding the Company's continuation as a going concern, the Company tested its goodwill for impairment as of September 30, 2002. The Company, whose operations are comprised in one reporting unit, determines its fair value for purposes of applying the goodwill impairment test required by SFAS No. 142 based on its market capitalization. Based on the Company's market capitalization at that time, step one of the test disclosed no impairment of goodwill. The Company will likely continue to evaluate its goodwill for impairment on a quarterly basis as long as the uncertainties it currently faces continue.

Results  of  Operations:

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001:

     For the three months ended September 30, 2002, total revenues decreased $419,372, or 42.1%, to $576,693 from $996,065 one year ago, as subscription revenues fell dramatically as a result of the loss of the Company's largest
Internet services customer as described below. Installation, maintenance and consulting revenues more than tripled, while hardware and other sales fell by more than one-half.

     Subscription revenues decreased by $470,832, or 79.4%, to $122,468 in the current quarter from $593,300 one year ago. The reason for the large decline, as disclosed in the previous quarter's filing, was that effective June 30, 2002 UltraStar ceased to be a customer of the Company. UltraStar was the Company's largest customer and accounted for $357,777, or 60.3%, of subscription revenues and 35.9% of total revenues for the third quarter of 2001.

     Installation, maintenance and consulting service revenues increased by $224,977, or 206.3%, to $334,042 in the 2002 quarter from $109,065 one year ago.
This increase was due to the Company's sub-contracting work on the RSAF Prince Sultan Air Force Base computer network upgrade project in Saudi Arabia, pursuant to a verbal agreement. Two monthly contract-related payments of $100,000 each were received during the quarter related to the second of two verbal contracts awarded to the Company by AID in May 2002. Such second contract encompassed payments of $100,000 through August 2002.

     Hardware sales fell by $157,403 or 56.7%, to $120,003 in the current quarter of 2002 from $277,406 in the third quarter one year ago. This decrease continues the recent general trend of lower hardware sales as the Company has been focusing on higher margin consulting, installation and maintenance services, although compared to the second quarter of 2002, hardware sales in the current quarter increased by $22,840, or 23.5%. Other revenues decreased $16,114 or 98.9% from $16,294 in 2001 to $180 in the current quarter reflecting a decrease in software sales, further reflecting the Company's concentration on its principal operations.

     Cost of sales was $259,652, representing 45.0% of total revenues for the three months ended September 30, 2002, compared to $825,218, constituting 82.8% of total revenues for the same period one year ago, reflecting the higher proportion this year of total revenues from networking operations. Cost of sales for VillageNet was $73,840, or 60.2% of revenues for the current quarter, compared to $581,833, comprising 98.1% of related revenues one year ago. This increase in margin reflects the extremely high costs associated with revenues earned on the services provided to UltraStar in prior periods. Cost of sales for ICS was $185,812 or 40.9% of hardware sales, installation services and maintenance/consulting for the three months ended September 30, 2002, compared to $243,385, or 63.0%, one year ago. The large decrease in these costs as a percentage of sales for ICS reflects the significantly greater mark-up earned by the Company on its much-increased labor-based maintenance, installation and consulting services.

     Total gross margin increased by $146,194, or 85.6%, to $317,041 in the current quarter from $170,847 one year ago. As a percentage of sales, this measure increased by 37.8% to 55.0% from 17.2%.

     Selling, general and administrative expenses ("SG&A") were $341,931 for the quarter ended September 30, 2002, a decrease of $44,032, or 11.4%, from $385,963 one year ago. Payroll and related benefits, which comprise the largest single item in this expense classification, led the decrease in this category as a whole by declining $68,898, or 25.2%, to $204,049 in 2002 from $272,947 in 2001.
As a percentage of sales, SG&A costs increased by 20.6% to 59.3% in the 2002 quarter from 38.7% in 2001. Of the total SG&A expenses in the current quarter, $88,743, or 72.4% of sales, was for VillageNet and $253,188, or 55.8% of sales, was for ICS, compared to $74,354 and $311,609, 12.5% and 80.6% of sales, respectively, one year ago. For VillageNet, the substantial increase in SG&A as a percentage of sales is of course due to the loss of UltraStar. For ICS, the improvement reflects various economies of scale related to the higher level of revenues during the current quarter as well as the effect of continued cost cutting measures.

     The Company adopted SFAS No. 142 effective January 1, 2002 and accordingly ceased amortization of goodwill. For the 2001 quarter amortization of goodwill was $59,348, or 6.0% of sales. The Company conducted the transitional goodwill impairment test during the second quarter of 2002. Such test, performed as of January 1, 2002, showed no impairment of the carrying value of the Company's goodwill. The Company evaluated its goodwill as of September 30, 2002 as well and again found no impairment of its goodwill based on its market capitalization. (See Notes 11 and 12 to the Condensed Consolidated Financial Statements).

     Interest expense increased by $2,521 to $23,450 for the quarter ended September 30, 2002 from $20,929 one year ago. Included in this expense category are certain vendor late charges, incurred by the Company as an unavoidable consequence of its tight cash position. The Company has been working closely with its vendors to keep such late charges to a minimum.

     Total costs and expenses decreased by $666,425 or 51.6%, to $625,033 in the current quarter from $1,291,458 one year ago and decreased as a percentage of total sales by 21.3% to 108.4% this period from 129.7% last year.

     Net loss for the quarter was $48,340, representing 8.4% of sales, compared to a net loss of $295,393 constituting 29.7% of sales one year ago. The 21.3 % improvement reflects the increase in gross profit of $146,194 and the decrease in the ratio of SG&A expenses to gross profit by 118.0% from 225.9% in 2001 to 107.9% in 2002, as well as the cessation of periodic amortization of goodwill.

     Preferred stock dividends paid in-kind and/or accrued totaled $13,167 in the 2002 quarter and $14,282 in the quarter one year ago. Net loss applicable to common stockholders was accordingly $61,507 in the current quarter compared to a net loss applicable to common stockholders of $309,675 in the corresponding quarter of 2001, an improvement of $248,168. As equivalent weighted average common shares outstanding exceeded 90,000,000 shares in both periods, loss per common share was less than $.01 in both the current and the prior year quarters.

     On a pro-forma basis, giving retroactive effect to the adoption of SFAS No. 142 and the cessation of amortization of goodwill, pre-tax and net loss for the 2001 quarter would have been $236,045 and net loss attributable to common shareholders for such period would have been $250,327. Therefore the pro-forma improvement in net loss and net loss applicable to common shareholders for the current periods would have been $284,385 and $311,834, respectively. The per share results on such pro-forma basis would have been unchanged.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

     The Company's total revenues increased $40,354 or 1.3% to $3,073,347 for the nine months ended September 30, 2002 from $3,032,993 for the corresponding period of 2001. This overall increase reflects significant changes in each of the Company's revenue sources: On-line subscription services; installation, maintenance and consulting; hardware sales; and other. VillageNet's subscription service revenue increased by $37,812 or 2.4%, to $1,609,871 for the current nine months from $1,572,059 one year ago. This increase in subscription revenue principally reflects the contractual Private Label Internet hosting and related services that were provided to UltraStar, previously the Company's largest customer. UltraStar terminated their contract with VillageNet on June 30, 2002 and is no longer a customer. The Company had disclosed in prior periodic filings that UltraStar had previously advised the Company it was considering diversifying its source of Internet hosting and related services. There were no sales to UltraStar in the third quarter of fiscal 2002. UltraStar accounted for $1,099,386 of subscription revenues for the current nine months compared to $1,444,688 for the comparable period of 2001. These amounts comprised 68.3% and 91.9% of subscription revenues during those periods and 35.8% and 47.6% of total revenues. For fiscal 2001, UltraStar comprised 61.4% and 33.6% of the Company's subscription and total revenues, respectively. As the gross profit on the cancelled services averaged approximately 15%, the overall impact on the Company is expected to be manageable, particularly when related savings in administrative support are considered, both in terms of personnel and occupancy cost; on September 30, 2002, the Company terminated the leased suite that previously housed such support operations. On September 20, 2002, UltraStar commenced an action against the Company, asserting breach of contract and non-payment of certain monies. The Company believes such action to be totally without merit. (See Note 10B to the Condensed Consolidated Financial Statements and Part II, Item I, "Legal Proceedings").

     ICS's total revenues increased by $60,130, or 4.3%, to $1,462,050 for the current year-to-date period from $1,401,920 one year ago. Installation, maintenance and consulting revenues increased by $770,639, or 215.0%, to $1,129,066 in 2002 from $358,427 one year ago, reflecting eight monthly payments of $100,000 each received through August of 2002 on two verbal overseas networking sub-contracts with AID, a related company. Such contracts have been completed and both the Company and AID are seeking additional projects, for which various bids are outstanding, but for which no contracts have been awarded. There is no assurance that any further contracts, either on a direct or sub-contractor basis will be awarded. (See "Results of Operations for the Three Months Ended September 30, 2002 and 2001," "Liquidity and Capital Resources" and Note 2 to the Condensed Consolidated Financial Statements). ICS's hardware sales decreased by $710,509, or 68.1%, to $332,984 in fiscal 2002 from $1,043,493 one year ago, continuing the trend of prior quarters and reflecting a slowdown in capital expenditures by the Company's domestic customers, consistent with the economy as a whole. The Company's overseas sub-contracting operations presently do not include sales of hardware. Hardware sales have always been one of the higher cost components of the Company's revenues and the Company does not expect a significant change in this downward trend for domestic customers in the foreseeable future, although the Company has seen recent indications of a slow recovery in its domestic networking business, which is principally with local school districts. Certain overseas projects the Company is presently seeking may include hardware sales in the future. Other revenues were insignificant in 2002, reflecting a decrease of $57,588, or 97.6%, to $1,426 from $59,014. In 2001, these revenues were principally from the sale of CD roms.

     Cost of sales was $1,787,514, representing 58.2% of total revenues for the current nine months, compared to $2,317,676, representing 76.4% of total revenues for the year-to-date period one year ago. Cost of sales for VillageNet was $1,323,285 or 82.2% of related revenues, compared to $1,412,513, or 89.9% of sales one year ago. Cost of sales of ICS was $464,229, or 31.8% of hardware sales, installation services and maintenance/consulting for the nine months ended September 30, 2002 compared to $905,163, or 64.6%, one year ago. The large increase in gross margin as a percentage of sales for ICS reflects the significantly greater mark-up earned by the Company on its labor-based maintenance, installation and consulting services compared to hardware sales and the relative mix of ICS's revenues.

     Total gross margin increased by $570,516, or 79.8%, to $1,285,833 in the current nine months from $715,317 one year ago. As a percentage of sales, this measure increased by 18.2% to 41.8% from 23.6%.

     Selling, general and administrative expenses ("SG&A") were $1,154,244 for the current nine months, a decrease of $281,929, or 19.6%, from $1,436,173 for the year-to-date period one year ago. This decrease was primarily attributable to a decrease in payroll and related benefits of $256,786, or 27.5%, to $676,327 in 2002 from $933,113 in 2001. Of the total SG&A expenses for the current nine months, $324,552 is attributable to VillageNet and $829,692 is attributable to ICS compared to $361,869 and $1,074,304 for the corresponding period one year ago. As a percentage of sales, total SG&A expenses were 37.6% and 47.4% for the nine months ended September 30, 2002 and 2001, respectively. For VillageNet, these percentages were 20.2% this year and 23.0% last year and for ICS they were 56.7% this year and 76.6% last year.

     Amortization of goodwill was $178,044 for the 2001 nine-month period. In accordance with SFAS No. 142, effective January 1, 2002, goodwill is no longer systematically amortized to operations, but is subject to periodic tests for impairment. The Company conducted the first step of the required transitional impairment test during the second quarter of 2002. Such test, performed as of January 1, 2002, resulted in no impairment to the carrying value of the Company's goodwill. The Company also tested its goodwill for impairment as of September 30, 2002. Based on the Company's stock market capitalization, there was no impairment of its goodwill. (See Notes 11 and 12 to the Condensed Consolidated Financial Statements).

     Interest expense increased by $3,214 or 4% to $79,023 for the current nine months compared to $75,809 for the prior year, due primarily to increases in related party accrued and imputed interest.

     Total costs and expenses decreased by $986,921, or 24.6%, to $3,020,781 in the current nine months from $4,007,702 one year ago and decreased as a percentage of total sales by 33.8% to 98.3% this period from 132.1% last year.

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

     Net income for the current year-to-date period was $52,566 compared to a loss of $974,709 one year ago, an improvement of $1,027,275. As a percentage of sales, current year income was 1.7%, compared to a loss of 32.1% one year ago. This 33.8% improvement reflects the increase in gross profit of $570,516 and the decrease in the ratio of SG&A expenses to gross profit by 111.0% from 200.8% in 2001 to 89.8% in 2002, as well as the cessation of the periodic amortization of goodwill. The current fiscal year is the first time the Company has been profitable since the merger occurred on July 1, 1999.

     Preferred stock dividends were $39,379 in the current period and $48,539 one year ago. Net income applicable to common stockholders was accordingly $12,827 in the current period compared to a net loss applicable to common stockholders of $1,023,248 in the corresponding period last year, an improvement of $1,036,075. Earnings per share were nil in the current period while the loss last year on an equivalent per share basis was $.01.

     On a pro-forma basis, giving retroactive effect to the adoption of SFAS No. 142 and the cessation of amortization of goodwill, net loss for the 2001 nine months would have been $796,665 and net loss attributable to common shareholders for such period would have been $845,204. Therefore the pro-forma improvement in net income/loss and net income/loss applicable to common shareholders for the current periods would have been $849,231 and $858,031, respectively. The per share results on such pro-forma basis would have been unchanged.

Liquidity  and  Capital  Resources

     Cash and cash equivalents at September 30, 2002 decreased by $85,419 to $5,645 from $91,064 at December 31, 2001. The decrease in cash was principally due to the Company reducing its trade, commissions and other current payables.

     Accounts   receivable   increased  slightly   by  $5,069  to  $408,639   at
September 30, 2002 from $403,569 at December 31, 2001.

     Inventory decreased by $2,500 to $22,566 at September 30, 2002. The relatively small balance and small changes in this account reflect the reductions in hardware sales and the decreased activity in this area.

     Prepaid expenses and other current assets decreased by $59,162 to $30,985 at September 30, 2002 from $90,147 at December 31, 2001, reflecting amortization of prepaid insurance and other routine reductions in the accounts therein.

     Accounts payable and accrued expenses decreased by $84,994 to $756,862 at September 30, 2002 from $841,856 at December 31, 2001 as the Company applied much of its available cash flow to reducing these current payables during the nine-month period. However, the Company is past due with various vendors as a result of its extremely tight cash position. While these vendors continue to work with the Company, there can be no assurance that these arrangements will be extended beyond the short term.

     Commissions payable, related to the Company's Internet hosting Service revenues, decreased by $67,691 to $115,497 at September 30, 2002 from $183,188 at December 31, 2001, reflecting the decreases in the related revenues.

     Deferred income decreased by $145,769 to $72,907 at September 30, 2002 From $218,676 at December 31, 2001, principally attributable to the termination of the UltraStar contract.

     Notes and loans payable increased by $1,242 to $1,151,051 at September 30, 2002 from $1,149,809 at December 31, 2001. The increase reflects interest of $16,821 accrued during the nine months ended September 30, 2002 on loans payable to related parties less repayments thereon of $15,579. Such loans, totaling $958,333 inclusive of accrued interest are due on demand. Notes payable to the bank remained unchanged at $192,718 at September 30, 2002. Borrowings under the line, which may not exceed $200,000, are due on demand; if no demand is made, payment of the outstanding balance is due on the maturity date of the line, May 31, 2003, subject to further renewal at the bank's option.

     Operating activities required cash of $72,052 for the nine months ended September 30, 2002 compared to $585,054 required for the corresponding period one year ago. This improvement reflects the current period income compared to the large loss one year ago, less the effect of the significant reductions in trade liabilities as well as deferred income.

     For the 2002 period, $1,612 was provided by investing activities compared to $222 provided one year ago.

     Financing activities required cash of $14,979 for the 2002 period, principally for related party debt repayments. Bank loan proceeds and related party loans provided $404,862, one year ago.

     At September 30, 2002, the Company decreased its working capital deficit by $155,200 to $1,628,483 from $1,783,683 at December 31, 2001. The large working capital deficit raises the question of the Company's continuation as a going concern. Included in such working capital deficit is $958,833 of related party debt, presently due on demand. The Company is endeavoring to restructure this debt, but cannot realistically do so until the present uncertainty regarding the awarding of future overseas networking contracts is resolved. Both AID, which has advised the Company it would use it as a sub-contractor as it has in the recent past, and the Company are pursuing future projects, with the portion applicable to the Company, either indirectly or directly, ranging from moderate seven figure to low-moderate eight figure amounts. However as neither AID nor the Company is assured of being awarded any subsequent contracts, the Company's continuation as a going concern is seriously in question. In July and August of 2002, the Company received $200,000 applicable to its second verbal sub-contract with AID. Management is hopeful it will be successful in restructuring the Company's related party debt, securing additional overseas networking projects and consistently achieving profitable operations, despite the loss of Ultrastar, but no assurances can be given in this regard. At the present time, the Company has no funding commitments from any source. (See Note 2 to the Condensed Consolidated Financial Statements).

Item  3.          Controls  and  Procedures
--------

     Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

     In addition, the Company reviewed its internal controls, and there have been no significant changes in those internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Part  II.          Other  Information
---------

Item  1.           Legal  Proceedings

On September 20, 2002, VillageWorld was named as the defendant in a breach of contract complaint brought by UltraStar Entertainment, LLC. The complaint, presently pending in New York County Supreme Court, asserts damages of not less than $220,000, plus costs and interest, arising from the Company's alleged failure to deliver a certain software package as specified in the related agreement between the parties as well as the Company's alleged failure to pay over certain monies to the plaintiff. The Company believes the entire complaint is without merit. Neither depositions nor a trial date have as yet been scheduled. See Note 10B to the Condensed Consolidated Financial Statements included in Part I hereof.

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

Dated:  November  18,  2002                    By:     /s/  Peter  J.  Keenan
                                                       ----------------------
                                      Peter J. Keenan, Chairman of the Board,
                                    President and Principal Executive Officer

Dated:  November  18,  2002                    By:    /s/  Celia  I.  Schiffner
                                                    ---------------------------
                                              Celia I. Schiffner, Treasurer and
                                                  Chief Financial Officer

                                 CERTIFICATIONS
I,  Peter  J.  Keenan,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of VillageWorld.com, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  November  18,  2002                    /S/  PETER  J.  KEENAN
                                           President and Chief Executive Officer
                                             (Principal  Executive  Officer)

                                 CERTIFICATIONS
I,  Celia  I.  Schiffner,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of VillageWorld.com, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date:  November  18,  2002                         /S/  CELIA I. SCHIFFNER
                                           Treasurer and Chief Financial Officer
                                              (Principal  Financial  Officer)

EXHIBITS

Exhibit
Number
------

99.1     Certification  of  Chief  Executive  Officer*

99.2     Certification  of  Chief  Financial  Officer*
____________

(*)     Filed  herewith