Form 10KSB
period 2002-12-31
VILLAGEWORLD COM INC
filed 2003-10-03
CIK 1006708

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        ________________________________

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE YEAR ENDED DECEMBER 31, 2002     COMMISSION FILE NO. 0-28058

                          _____________________________

                             VILLAGEWORLD.COM, INC.
              (Exact Name of Registrant as Specified in Its Charter)

              New York                               11-3137508
              --------                               ----------
     (State of Incorporation)           (I.R.S. Employer Identification No.)

  620 Johnson Avenue, Bohemia, New York                 11716
  -------------------------------------           ----------------
  (Address of principal executive offices)            (Zip Code)
           (631) 218-0700
           --------------
   Registrant's Telephone Number
           Securities registered pursuant to Section 12(b) of the Act:
                    Common Stock, $0.001 par value per share
                                 (Title of Class)
                                -----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements  for  the past 90 days.      Yes        [     ]      No       [X  ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment  to  this  Form  10-KSB.     [    ]
The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 27, 2002 was $1,811,460 using the closing price of $0.025 on December 31, 2002. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 24, 2003 was $12,900,586 using the closing price of $0.12 on September 24, 2003.
     State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: At December 31, 2002, the issuer had outstanding 77,337,935 shares of Common Stock, par value $.001 per share. Pursuant to the terms of the Company's Certificate of Incorporation, the conversion of all outstanding Class C Preferred Stock automatically occurred on December 28, 2002. As of September 18, 2003, the holders of the outstanding Class B Preferred Stock have elected to convert their Class B Preferred Stock into shares of Common Stock. At September 24, 2003, the issuer had outstanding 147,217,695 shares of Common Stock, par value $.001 per share.
                      DOCUMENTS INCORPORATED BY REFERENCE:
     A list of Exhibits and documents to be incorporated by reference to this Annual Report on Form 10-KSB begins on page 21.

                             VILLAGEWORLD.COM, INC.
                             2002 FORM 10-KSB REPORT

                                TABLE OF CONTENTS
                                -----------------



PART I                                                                                           Page
------                                                                                           ----
Item 1          Description of the Business                                                        2
Item 2.         Description of Property                                                            5
Item 3.         Legal Proceedings                                                                  5
Item 4.         Submission of Matters to a Vote of Security Holders                                6
PART II
-------
Item 5.         Market for Registrant's Common Equity and Related Stockholder Matters              6
Item 6.         Management's Discussion and Analysis of Financial Condition and Results of
                Operations                                                                         8
Item 7.         Financial Statements                                                              13
Item 8          Changes in and Disagreements with Accountants on Return Accounting and
                Financial Disclosure                                                              13
PART III
--------
Item 9.         Directors, Executive Officers, Promoters and Control Persons of the Registrant;
                Compliance with Section 16(a) of the Exchange Act                                 14
Item 10.        Executive Compensation                                                            15
Item 11.        Security Ownership of Certain Beneficial Owners And Management and Related
                Stockholder Matters                                                               18
Item 12.        Certain Relationships and Related Transactions                                    20
Item 13.        Exhibits and Reports On Form 8-K                                                  21
Item 14.        Controls and Procedures                                                           23
                                             ____________________

FORWARD-LOOKING  STATEMENTS

Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the Company's ability to attract customers, general  economic  and  business  conditions  with  respect  to the software and internet commerce, changes in government regulations, competition and the ability of the Company to implement its business strategy and other risks discussed in this Form 10-KSB and the registration statement on Form SB-2 filed with the Securities and Exchange Commission.
Forward-looking statements speak only as of the date of this Form 10-KSB. Moreover, whether or not stated in connection with a forward-looking statement, the Company undertakes no obligation to correct or update a forward-looking statement should the Company later become aware that it is not likely to be achieved. If the Company were to update or correct a forward-looking statement, investors and others should not conclude that the Company will make additional updates or corrections thereafter.
PART  I
-------
ITEM  1.     DESCRIPTION  OF  THE  BUSINESS

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

During the fiscal year ended December 31, 2002, we generated revenues from our monthly Internet subscription services of $1,681,084. Such revenues are generated typically through the payment to us of a monthly subscriber fee. We presently have approximately 15,000 paying subscribers for our ISP services. Commencing in fiscal 2000, we contracted with Ultrastar Internet Services, LLC, to provide Ultrastar with Internet access and technical support for Internet services, using as the names of the Private Label ISP's those which Ultrastar is contractually permitted to use, such as David Bowie, Gaither and Hanson. The agreement with Ultrastar has been terminated.

NETWORK  SYSTEMS

During the fiscal year ended December 31, 2002, we generated $1,667,675 in revenue through our sale, installation, maintenance and service of computer network systems. To date, we have established eighty separate network systems, each of which is based on a school district or educational institution. We seek to enlist potential subscribers for our Internet services from each network system we install, particularly from the schools and institutions themselves and the students, parents, teachers and staff of the schools in the school district of the educational institution.

In October 2001 we announced the final approval by the U.S. Air Force of a multi-million dollar contract to implement a local and wide area network (LAN/WAN) solution for the Royal Saudi Air Force ("RSAF") awarded to a related company, ATTI International Development, Inc. ("AID"). The Company is a principal sub-contractor on this project, pursuant to a verbal agreement with AID. In December 2001 the Company began work on its portion of the initial contract. As of August 15, 2002, the Company had completed its work on such contract for which it received $600,000 and had also completed work on a second verbally agreed-to contract, for which it has received $300,000.

The hardware and software equipment and systems we sell and install are manufactured and supplied by the largest and best known companies, including Cisco Systems, Sun Microsystems, Microsoft, Oracle, IBM, Digital Equipment, Compaq Computer and Intel. These and other vendors help train our employees in the use, installation and maintenance of their products.

BUSINESS  STRATEGY

We would like to expand our ISP subscriber base through the development of third party ISP's. We believe that the growth of Private Label ISP's will allow us to increase our subscriber base without incurring the expense of an extensive marketing and advertising campaign. By partnering with established brands and affinity groups, we believe we can capitalize on the ability of these entities to offer VillageWorld Internet services to their targeted and committed membership or community.

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

We are seeking to grow our domestic Network integration business. We are refocusing on our core competencies. We believe as the economy improves, more of our customers will be looking to upgrade and expand their existing networks. We will be able to address their needs and provide the knowledge and service required.

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

TRADEMARKS  AND  SERVICE  MARKS

Our service marks "Village World " and "Village Net " are registered with the United States Patent and Trademark Office. Our trademark "VillageWorld.com " is registered with the United States Patent and Trademark Office.

EMPLOYEES

We presently employ eleven (11) people, two of whom are our Executive Officers. Three (3) of our employees are currently employed on a part-time basis. None of our employees are represented by a union. We believe our relationships with our employees are satisfactory.

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

SUBSEQUENT  EVENTS

On September 18, 2003, pursuant to the written election of the holders, the Company issued 44,252,344 shares of Common Stock to the holders of Class B Preferred Stock in conversion of all of the issued and outstanding Class B Preferred Stock . Pursuant to the Amended and Restated Certificate of Incorporation of the Company, the Class B Preferred Stock converts into shares of Common Stock of the Company upon the election of the holders of the Class B Preferred Stock.

On September 8, 2003, the Company executed a letter of intent with Biometrics 2000 Corporation to merge Biometrics 2000 Corporation with a subsidiary of the Company. Pursuant to the letter of intent, if the proposed merger is consummated, the shareholders of Biometrics 2000 Corporation will be issued shares of common stock of the Company in such an amount as to equal approximately fifty-five percent (55%) of the issued and outstanding common stock of the Company at such time. The closing of the transaction is subject to certain conditions including but not limited to the negotiation and execution of a definitive merger agreement by the Company and Biometrics 2000 Corporation. There is no guarantee that the proposed transaction will be consummated.

On September 1, 2003, Dr. Steven Levi and David A. Levi, members of the Board of Directors of the Company, resigned from their positions on the Board of the Company.

On February 5, 2003, the Company made a stock grant not pursuant to any Company plan of 550,000 shares of Common Stock to an employee and consultant of the Company.

The landlord of the office facilities leased by the Company has obtained a judgement on the Company for past due rent, interest and legal costs and fees amounting to $38,100.

The Company has entered into a verbal sub-lease agreement for one of its leased office suites with one of its customers. The sub-lease period is from September 1, 2003 to January 31, 2005, at an annual rent equal to the Company's obligations with respect to such suite pursuant to the Company's lease agreement including rent (together with annual 4% increases), real estate tax escalations and utilities.


ITEM  2.     DESCRIPTION  OF  PROPERTY
Our principal offices are located in leased facilities at 620 Johnson Avenue, Suites 1A and 1B Bohemia, New York 11716. The lease term for each of the Suites expires June 2005. For the use of Suites 1A and 1B we pay annual rent of $84,000. One of the Suites is being subleased to one of our customers pursuant to a sublease agreement with an annual rent of $42,000. The sublease expires January 2005. The annual rent due pursuant to our lease increased by 4% for each year of the term. We believe our present office space is suitable for our current operations.

The landlord of the office facilities leased by the Company has obtained a judgement on the Company for past due rent, interest and legal costs and fees amounting to $38,100.


ITEM  3.     LEGAL  PROCEEDINGS
On September 20, 2002, VillageWorld was named as the defendant in a breach of contract complaint brought by UltraStar Entertainment, LLC. The complaint, presently pending in New York County Supreme Court, asserts damages of not less than $220,000, plus costs and interest, arising from the Company's alleged failure to deliver a certain software package as specified in the related agreement between the parties as well as the Company's alleged failure to pay over certain monies to the plaintiff. Management does not believe that any significant loss to the Company will result. No trial date has as yet been scheduled.

In April 2002, the Company's subsidiary, ICS, was named as the defendant in a breach of contract complaint brought by Metro-North Commuter Railroad, which had ordered computer equipment pursuant to a fixed bid. The complaint specified damages of $91,052 plus costs. Management does not believe that any significant loss to the Company will result. Neither depositions nor a trial date have as yet been scheduled.

The landlord of the office facilities leased by the Company has obtained a judgement on the Company for past due rent, interest and legal costs and fees amounting to $38,100.

The Company is involved in other various legal proceedings and claims incident to the normal conduct of its business. The Company believes that such legal proceedings and claims, individually and in the aggregate, are not likely to have a material adverse effect on its financial position or results of operations.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
During the fourth quarter of the year ended December 31, 2002, no matters were submitted by the Company to a vote of its stockholders.



                                     PART II
                                     -------
ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED STOCKHOLDER
MATTERS
COMMON  STOCK
     During the fiscal year 2002 and up to May 29, 2003, the Company's Common Stock has traded on the over-the-counter electronic bulletin board. The price ranges presented below represent the highest and lowest quoted sales prices during each quarter for 2002 reported by Nasdaq. On May 29, 2003, the Company was delisted from the over-the-counter electronic bulletin board due to its failure to remain current with its filings required pursuant to Section 13 of the Securities Exchange Act of 1934, as amended. Since May 30, 2003, the Company's Common Stock has been listed on the NQB Pink Sheets under the symbol "VILW.PK". The quotes represent prices between dealers and do not reflect mark-ups, markdowns or commissions and therefore may not necessarily represent actual transactions.


Year              Period                         Sales Information
-----          -------------                    ------------------
                                   High. .       . . .  Low
                              -------------     -----------------


 2002      1st Quarter .         $ 0.29              $ 0.11
           2nd Quarter .         $ 0.27              $ 0.10
           3rd Quarter .         $ 0.15              $ 0.04
           4th Quarter           $ 0.12              $ 0.01
 2003      1st Quarter           $ 0.035             $ 0.01
           2nd Quarter .         $ 0.03              $0.005

As reported by the Nasdaq OTC Bulletin Board, on December 27, 2002 the closing price of the Common Stock was $0.025 per share.

STOCKHOLDERS

At December 31, 2002 there were 77,337,935 shares outstanding and approximately 115 holders of record of Common Stock. We believe there is in excess of 500 beneficial owners of our Common Stock, most of whose shares are held in street name. The number of outstanding shares does give effect to the deemed issuance of 292,000 shares of common stock issuable upon the exercise of common stock purchase options, all exercisable at $.01 per share. This figure of outstanding shares does not include: (i) 1,304,447 shares of Common Stock issuable upon the exercise of 675,675 outstanding warrants and 628,780 outstanding options; and
(ii) shares of Common Stock issuable upon the conversion of the Class B Preferred Stock. As of September 18, 2003, the holders of the outstanding Class B Preferred Stock have elected to convert their Class B Preferred Stock into shares of Common Stock. At September 24, 2003, the Company had outstanding 147,217,695 shares of Common Stock, par value $.001 per share

DIVIDEND  POLICY

We have not paid, and our board of directors does not presently intend to declare, any dividends on our Common Stock in the foreseeable future. We anticipate that all of our earnings and other resources, if any, will be retained by us for investment in our business. During the 2002 fiscal year, we paid dividends in kind of $52,665 and $______, respectively, in the form of our Common Stock on our Class C Preferred Stock that had been converted into our Common Stock.

SECURITIES  AUTHORIZED  FOR  ISSUANCE  UNDER  EQUITY  COMPENSATION  PLANS

The following table provides information as of December 31, 2002 about the Company's common stock that may be issued upon the exercise of options, warrants and rights under all of the Company's existing equity compensation plans.




                         Number of                 Weighted-average                             Number of securities
                         securities to             exercise price of                            remaining
                         be issued                 outstanding                                  available for
                         upon                      options, warrants                            future issuance
                        exercise of                and rights                                   under equity
                        outstanding                                                             compensation plans
                        options,                                                                (excluding securities
                        warrants and                                                            reflected in column (a))
                        rights
                       --------------  ------------------------------  -------------------------------------------------
                                  (a)                       (b)                                            (c)
                       --------------  ------------------------------  -------------------------------------------------
Equity compensation
plans approved by
security holders:. . .

1996 Plan                    60,012                        $  7.13                                               0

1998 Plan                   400,000                                                                              0

2002 Stock Award and
Incentive Plan              726,768                                                                      1,273,032

Equity compensationplans
not approved by
security holders. . .       322,000 -                      $  0.35  -                                            -
---------------------  ---------------------        --------------------------            ------------------------
Total                     1,186,782                                                                      1,273,032
---------------------    -------------------       ---------------------------            ------------------------


RECENT  SALES  OF  UNREGISTERED  SECURITIES

In December of 2002, the Company agreed to satisfy $14,250 of accrued professional fees and accrued liabilities by the issuance of 475,000 shares of Common Stock. Management determined the then fair value of the Company's common stock to be $.03 per share and subsequently recommended to the board of directors that 225,000 share issuance come from the Company's 2002 Stock Award and Incentive Plan and 250,000 shares issuance from outside of any plan.

In May of 2002, the Company agreed to satisfy $16,000 of accrued consulting fees by the outright issuance of 100,000 shares of Common Stock. Management determined the then fair value of the Company's common stock to be $.16 per share and subsequently recommended to the board of directors that this share issuance come from the Company's 1998 Performance Equity Plan. On May 14, 2002, the Company's board of directors approved, from the 1998 Performance Equity Plan, the outright grant of 100,000 shares of Common Stock in payment of the $16,000 of accrued liability. The average closing price of the Company's common stock for the last five days the stock traded in May 2002 was $.16 per share. This grant used the remaining 100,000 shares/options available under the 1998 Plan.

From  March  through  December  of  2002,  pursuant  to the Amended and Restated
Certificate of Incorporation of the Company, the Company issued 53,281,905 shares of Common Stock to the holders of Class C Preferred Stock in conversion of their shares of the Class C Preferred to Common Stock.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis should be read in conjunction with our condensed financial statements and the notes thereto. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

FORWARD-LOOKING STATEMENTS

When used in this form 10-KSB and in future filings by the Company with the Securities and Exchange Commission, the words or phrases "will likely result," "management expects" or "the Company expects," "will continue," "is anticipated," "estimated," or similar expressions are intended to identify "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. The Company has no obligation to publicly release the result of any revisions, which may be made to the forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

SELECTED  FINANCIAL  DATA
-------------------------






                                                                             Year Ended December 31,
                                                                           -------------------------
RESULTS OF OPERATIONS:                                                   2002                20001
-------------------------------------------------------------  -------------------------  ------------

Total revenues. . . . . . . . . . . . . . . . . . . . . . . .  $  3,350,434               $ 3,911,503
                                                               --------------             ------------
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . .  $  (1,730,438)             $(1,120,146)
                                                               --------------             ------------
Net loss attributable to common stockholders. . . . . . . . .  $  (1,783,343)             $(1,182,457)
Basic and diluted income (loss) per common share. . . . . . .  $       (0.01)             $     (0.01)
                                                             -----------------            ------------
Weighted average common shares outstanding, giving effect
 to the conversion of all Class B Preferred Stock outstanding     94,142,084               90,937,739
-------------------------------------------------------------  -------------------------  ------------

YEAR-END FINANCIAL POSITION:
Working capital deficit . . . . . . . . . . . . . . . . . . .  $  (1,886,217)
Total assets. . . . . . . . . . . . . . . . . . . . . . . . .  $     821,412
Total liabilities . . . . . . . . . . . . . . . . . . . . . .  $   2,233,735
Stockholders' deficiency. . . . . . . . . . . . . . . . . . .  $  (1,412,323)

RESULTS  OF  OPERATIONS
-----------------------

YEAR  ENDED  DECEMBER  31,  2002  COMPARED  TO  YEAR  ENDED  DECEMBER  31,  2001

The Company's total revenues decreased by $561,069, or 14.3%, to $3,350,434 for the year ended December 31, 2002 from $3,911,503 for the year ended December 31, 2001. This decline in total revenues represents the decrease in subscription revenues, which comprised 50.2% of total revenue in 2002 compared to 54.8% in 2001. Subscription service revenue fell by $460,640, or 21.5%, to $1,681,084 for 2002 from $2,141,727 one year ago. The reason for the large decline, as disclosed in previous quarters filings, was that effective June 30, 2002 Ultrastar Internet Services LLC (Ultrastar) ceased to be a customer of the Company. Ultrastar was the Company's largest customer and accounted for $1,101,085 of subscription revenue or 32.9% of total revenue for 2002 as compared to $1,312,370 of subscription revenue or 33.6% of the Company's total revenue in 2001. On September 20, 2002, Ultrastar commenced an action against the Company, asserting breach of contract and non-payment of certain monies. The Company believes such action to be totally without merit. (See Note 10B to the Condensed Consolidated Financial Statements and Part II, Item I, "Legal Proceedings').

Hardware sales decreased by $706,140, or 62.1%, to $431,177 in 2002. This trend was present throughout 2002, reflecting a slowdown in capital expenditures by the Company's customers, consistent with the economy as a whole. Hardware sales have always been one of the highest cost components of the Company's revenues and the Company does not expect a significant change in this downward trend in the foreseeable future, although the Company has seen recent indications of a slow recovery in its domestic networking business, which is principally with local school districts. During 2002, the Company's emphasis had been on installation, maintenance and consulting services, which are more profitable. Maintenance and consulting revenues decreased for the year by $7,053, or 2.5%, to $280,470 while installation services substantially increased by $680,801, or 247.4%, to $956,028 in 2002, reflecting eight monthly payments of $100,000 each received through August 2002 on two verbal overseas contracts with AID, a related company. Both contracts have been completed and both the Company and AID are seeking additional projects, for which various bids are outstanding, but for which no contracts have been awarded.

Other revenues were insignificant in 2002, reflecting a decrease of $68,037, or 97.6% to $1,675 from $69,712. In 2001, these revenues were principally from the sale of CD roms.

Cost of sales was $1,950,052, representing 58.2% of total revenue for the year ended December 31, 2002, compared to $2,877,954, representing 73.6% of total revenues for the year ended December 31, 2001. Cost of sales of VillageNet was $1,368,731, or 82% of related revenues for 2002, compared to $1,877,143, or 84.9%, one year ago. Cost of sales of ICS was $581,321, or 34.6% of hardware sales, installation services and maintenance/consulting for 2002 compared to $1,000,802, or 58.9%, one year ago. The large increase in gross margin as a percentage of sales for ICS reflects the significantly greater mark-up earned by the Company on its labor-based maintenance, installation and consulting services compared to hardware sales and the relative mix of ICS's revenues.

Total gross margin increased by $366,824 or 35.5%, to $1,400,382 in twelve months of 2002 from $1,033,558 one year ago. As a percentage of sales, this measure increased by 15.4% to 41.8% from 26.4%.

Selling, general and administrative expenses (SG&A) were $3,026,263 in 2002, an increase of $1,206,871, or 66.3%, from $1,819,392 in 2001. This increase was principally applicable to the loss of impairment for goodwill. In accordance with Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), effective January 1, 2002, goodwill is no longer systematically amortized to operations, but is subject to periodic tests for impairment. SFAS No. 142 prescribes a two-step impairment test, the first step to determine the existence of impairment and the second, if applicable, to measure the impairment amount. Based upon these tests, the Company took an impairment loss for its goodwill of $1,480,443. (See Note 2S to the consolidated financial statements). In addition there was a decrease in payroll and related benefits of $325,417 or 29.7%, to $770,037 in 2002 from $1,095,454 in 2001. Of the total SG&A expenses,
$426,353 is attributable to VillageNet and $1,035,747 is attributable to ICS for 2002, compared to $443,251 and $1,376,141, one year ago. As a percentage of sales, SG&A expenses were 43.6% in 2002 and 46.5% in 2001.

Interest expense was $104,557 in 2002, an increase of $7,637, or 7.9%, from $96,920 in 2001. The increase was attributable to the higher average amount outstanding on the Company's loans payable to related parties, as well as certain late payment finance charges incurred on the Company's trade payables. Reported interest expense on related party loans includes interest imputed to reflect a fair interest rate on certain non-interest bearing and below market rate loans. (See Note 5 to the consolidated financial statements).

Pre-tax loss for the year ended December 31, 2002 was $1,730,438 compared to a pre-tax loss of $1,120,146 for the year ended December 31, 2001, an increase of $610,292. This 54.6% decline reflects the increase in gross profit of $366,824 and the increase in the ratio of SG&A expenses to the gross profit by 40.1% from 176% in 2001 to 216.1% in 2002, as well as the cessation of the periodic amortization of goodwill, which amounted to $237,392 in 2001.

Preferred stock dividends were $52,905 in 2002 as compared to $62,311 in 2001. Net loss attributable to common stockholders was accordingly $1,783,343 in the current year and $1,182,457 last year. Loss per share were nil in the current period while the loss last year on an equivalent per share basis was $.01. On a pro-forma basis, giving retroactive effect to the adoption of SFAS No. 142 and the cessation of amortization of goodwill, net loss for the twelve moths in 2001 would have been $1,120,146 and a net loss attributable to common shareholders for such period would have been $1,182,457. Therefore the pro-forma improvement in the net loss and the net loss attributable to common shareholders for the current period would have been $953,871 and $933,277, respectively. The per share results on a pro-forma basis would have been unchanged.

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash at December 31, 2002, all of which is maintained at the same bank, was overdrawn by $4,856 compared to a cash balance of $91,064 at December 31, 2001, a decrease of $95,920. This decrease in cash was primarily attributable to the Company's reducing its trade, commissions, and other accounts payables as well as the completion of the two overseas contracts in August 2002 for which the Company was paid $100,000 per month for the first eight months of the year 2002. On one day in November and seven days in December the Company incurred intra-month overdrafts on one of its checking accounts maintained at its bank, the highest amount overdrawn was $18,247 in November. However in the first seven months of 2003 the Company's cash position deteriorated. ICS had overdrafts in both its checking accounts on various dates during the period of January through July 2003. The highest amount overdrawn was $36,243, which occurred in June. June 2003 had the most number of days, a total of 26, that the account was overdrawn. During the same seven month period, VillageNet account was overdrawn one day in July for $723. Village World checking account was overdrawn for two days in March 2003, $1,999 being the high overdraft amount. In May 2003 there was a $4,247 judgment filed against Village World/ Big City Bagels by Kemper Insurance Companies for an outstanding balance plus interest on a Worker's Compensation Insurance policy that was in effect from November 29, 1999 through November 29, 2000. The Village World checking account has been frozen until the judgment is satisfied. In July 2003, Graybar Electric Company filed a $5,101 judgment against ICS. Graybar is one of ICS's vendors and the amount of the judgment is for various materials needed to complete sales jobs purchased by ICS plus interest and penalties. (See additional litigations pending in note 7E)

Accounts  receivable  decreased  by  $144,673  $258,896 at December 31 2002 from
$403,569 at December 31, 2001. Partially the decrease, $51,893 is attributable to the loss of the Company's customer Ultrastar. The money due from Ultrastar to VillageNet was for fees associated with Gaithernet, one of their private label ISP's for annual subscribers. These monies ceased to be a receivable when Ultrastar terminated its contract with the Company June 30, 2002. In the last quarter 2002, one of the Company's customers filed Chapter 11 of the Bankruptcy Code. In accordance with this information, the Company increased its bad debt allowance for the entire amount, $83,720 owed by this customer to the Company.

Inventory decreased by $10,479 to $14,587 at December 31, 2002 from $25,066 at December 31, 2001. The decrease in inventory is directly related to a decrease in hardware inventory purchases due to the slowdown in hardware sales since March 2001.

Prepaid expenses and other current assets decreased by $16,112 to $74,035 at December 31, 2002 from $90,147 at December 31, 2001, primarily due to the refund of E-rate money to one of the Company's school district customers. E-rate money is a program set up by the federal government to help fund schools and libraries for internet and technology services. A reimbursement check was received by the Company and remitted to customers after services were rendered.

Accounts payable and accrued expenses decreased by $16,661 to $824,268 at December 31, 2002 from $841,856 at December 31, 2001. The Company applied much of its available cash flow to reduce current payables during the year. However, the Company is past due with many of its vendors as a result of its extremely tight cash position.

Commissions payable, related to the Company's Internet hosting service revenues, decreased by $71,993 to $111,195 at December 31, 2002 from $183,188 at December 31, 2001, reflecting the decreases in related revenues.

Deferred Income decreased by $154,043 to $64,633 at December 31, 2002 from $218,676 at December 31, 2001, principally attributable to the termination of the Ultrastar contract.

Notes and loans payable increased by $78,974 to $1,228,783 at December 31, 2002 from $1,149,809 at December 31, 2001, primarily reflecting additional borrowings of $55,500 from a related party in October 2002. Loans payable to related parties total $1,036,065 inclusive of accrued interest are due on demand. Notes payable to the bank remain unchanged at $192,718 at December 31, 2002. Borrowings under the line, which has been extended until October 31, 2003, may not presently exceed $200,000.

At December 31, 2002, the Company had a working capital deficit of $1,886,217, an increase of $102,534 from the $1,783,683 working capital deficit on December 31, 2001. The large working capital deficit raises the question of the Company's continuation as a going concern. Included in the working capital deficit is $1,036,065 of related party debt, presently due upon demand. Given the Company's extremely tight cash position and inability to secure additional funding, the Company has not been able to restructure this debt.

Operating activities used cash of $143,812 for the year ended December 31, 2002 compared to $656,416 used for the same period one year ago. Non-cash items totaled $142,753 in 2002, of which depreciation and amortization comprised $71,010, compared to total non-cash items of $364,354 in 2001, including depreciation and amortization of $313,340.

For the year ended December 31, 2002, investing activities provided $4,107 compared to $604 provided one year ago. Substantially all of the change was due to refunds of security deposits received by Company from the landlord and utility company in 2002.

Financing activities provided cash of $48,641 for the 2002 period, principally due to net advances from related party. Bank loan proceeds and related party loans provided the majority of the $475,844 in 2001.

In June of 2002, at the Company's annual meeting of shareholders, the Company's 2002 Stock Award & Incentive Plan was ratified. A total of 200,000 shares of common stock were reserved and available for grant under the 2002 Plan. In February 2003, a total of 225,000 outright share grants of common stock were issued in satisfaction for certain current expense obligations. In addition, on the same date, the Company awarded a total of 250,000 options to its employees.

ITEM  7.     FINANCIAL  STATEMENTS
The report of the Company's Independent Auditor, the Company's financial statements and notes to financial statements appear herein commencing on Page F-1.

ITEM  8.     CHANGES  IN  AND  DISAGREEMENTS  WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL
None.

PART  III
---------
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the members of our board of directors and executive officers:

Peter  J.  Keenan          33          Chairman  of  the  Board  and  President
Celia  I.  Schiffner       47          Acting  Treasurer  and Chief Financial
                                       Officer
Hector  M.  Gavilla        59          Director
Moshe  Schwartz            32          Director

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

On September 1, 2003, Dr. Steven Levi and David A. Levi, members of the Board of Directors of the Company, resigned from their positions on the Board of the Company.

Our board of directors is elected at each annual meeting of shareholders. Each director holds office until his successor is duly elected and qualified or until his or her earlier resignation or removal. In March 1996, our predecessor adopted a 1996 Performance Equity Plan, which provides, in part, that on March 31 of each calendar year such plan is in effect, each of our directors are automatically awarded ten-year options to purchase 2,000 shares of common stock at an exercise price which is the fair market value of our common stock on such March 31. As of December 2002, 1996 Performance Equity Plan no longer has any shares available for grant. In June 2002, the Company's 2002 Stock Award and Incentive Plan was adopted and ratified. The 2002 Stock Award and Incentive Plan, as set forth below, carries forwards the automatic annual grant of 2000 options to each director provided by the 1996 Plan. All of such options are immediately exercisable as of the date of grant. Other than the foregoing, our directors do not receive any fees or other compensation in connection with their services as directors.

EXECUTIVE  OFFICERS

Officers are elected annually by the Board of Directors and serve at their direction. One of our executive officers, Peter J. Keenan, is also a director. Information with regard to Mr. Keenan is set forth above under the heading "Directors." The remaining executive officer is Celia I. Schiffner, Treasurer and Chief Financial Officer.

Celia Schiffner has been employed as the Company's Acting Treasurer and Chief Financial Officer since April 1,2002. Previously, from January 2, 2001 Ms. Schiffner was employed by the Company as an Accounting Manager. From April 1997 until joining the Company, Ms. Schiffner served as the Controller of Montauk Rug and Carpet Corp.

COMMITTEES

The  Board  of  Directors  does  not  have  a  Compensation, Audit or Nominating
Committee, and the usual functions of such committees are performed by the entire Board of Directors.

COMPLIANCE  WITH  SECTION   16(A)  OF  THE  SECURITIES  EXCHANGE   ACT  OF  1934
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who own more than ten percent of a registered class of the Company's equity securities to file certain reports regarding ownership of, and transactions in, the Company's securities with the Securities and Exchange Commission (the "SEC"). These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that are filed with the SEC.

Each of Peter J. Keenan, Hector M. Gavilla, David A. Levi, Dr. Steven Levi and Moshe Schwartz failed to file one Form 5 with respect to one transaction each in fiscal 2002. All of the foregoing individuals were officers, directors and/or beneficial owners of more than 10% of our common stock during 2002. For each of the five directors, the transaction not reported by them was the annual grant of 2,000 options under our 1996 Performance Equity Plan. Although not reported by these individuals, we reported all of these transactions in our Form 10-KSB for 2002 and again in our Form 10-QSB for the first quarter of fiscal 2002. Other than the foregoing, to the best of our knowledge, all other Forms 3, 4, and 5 required to be filed during the year ended December 31, 2002 were timely filed.

ITEM  10.     EXECUTIVE  COMPENSATION
The following table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to the Company's Chief Executive Officers in the prior three completed fiscal years (the "Named Officers"). There are no other executive officers whose compensation exceeded $100,000 in the year ended December 31, 2002.




                                           SUMMARY COMPENSATION TABLE
                                          ----------------------------
                                                                                                              LONG-TERM
                                                        ANNUAL COMPENSATION                                COMPENSATION
                                          ----------------------------------------------------          ---------------

                                                                                                             SECURITIES
                                                                                    OTHER ANNUAL             UNDERLYING
NAME AND PRINCIPAL POSITION                 YEAR        SALARY ($)    BONUS ($)    COMPENSATION ($)     OPTIONS/SARS(#)
----------------------------              ------  -   -------------  ------  --------------------       ---------------
Peter J. Keenan. . . . . . . . . . . . . . .2002 .   $   97,447
Chairman, President, Chief                  2001     $  100,000           -               -                       -
Executive and Operating Officer and         2000     $  113,228           -               -                       -
Treasurer

 Celia I. Schiffner . . . . . . . . . . . . 2002     $   67.267           -               -                       -
Acting Treasurer and Chief Financial
Officer . . . . . . . . . . . . . .



  Mr. Keenan was appointed Chairman of the Board and President upon the consummation of the Merger (July 1, 1999). The compensation reflected herein for all periods prior thereto was for services rendered to ICS.

We have granted 30,000 stock options pursuant to the 2002 Stock Award and Incentive Plan to Celia Schiffner. Other than Peter Keenan, none of employees are employed pursuant to employment agreements.


DIRECTOR'S  COMPENSATION
In March 1996, our predecessor adopted a 1996 Performance Equity Plan, which provides, in part, that on March 31 of each calendar year such plan is in effect, each of our directors are automatically awarded ten-year options to purchase 2,000 shares of common stock at an exercise price which is the fair market value of our common stock on such March 31. As of December 2002, 1996 Performance Equity Plan no longer has any shares available for grant. In June 2002, the Company's 2002 Stock Award and Incentive Plan was adopted and ratified. The 2002 Stock Award and Incentive Plan, as set forth below, carries forwards the automatic annual grant of 2000 options to each director provided by the 1996 Plan. All of such options are immediately exercisable as of the date of grant. Other than the foregoing, our directors do not receive any fees or other compensation in connection with their services as directors.

                           OPTIONS/SAR GRANTS IN 2002
                           --------------------------
The following table sets forth certain information regarding options granted to executive officers during fiscal 2002.

                    Number of         Percent of total
                    Securities        Options/SARS
                    Underlying        Granted to
                    Options/SARs      Employees in     Exercise of   Expiration
Name                granted           Fiscal Yea       Base Price    Date
-------             ------------      ------------     ----------   -----------
Celia I. Schiffner    45,000              12%             $0.03    December 2012

                     AGGREGATE OPTION EXERCISES IN 2002 AND
                     --------------------------------------
                       2002 FISCAL YEAR-END OPTION VALUES
                       ----------------------------------
The following table sets forth certain information regarding the value of the options held at December 31, 2002 by the Named Officers. No officers exercised any options during fiscal 2002.

Fiscal  Year  End  Option  Values




                          Number of Securities                        Value of Unexercised In-the-Money
                          Underlying Unexercised                            Options at Fiscal Year End
                          Options At Fiscal Year End
                          --------------------------------------     --------------------------------------
Name                            Exercisable     Unexercisable               Exercisable        Unexercisable
-------                         -----------    ---------------              -------------      -------------

Peter J. Keenan                    -                   -                          -                   -
Celia Schiffner                    45,000                   -                     -                   -


1) The product of the excess of $0.025 (the closing price of our Common Stock at December 27, 2002, as reported by the Nasdaq OTCBB) over the exercise price of the unexercised options which were in the money at such date, multiplied by the number of such unexercised options.

COMPENSATION  COMMITTEE  INTERLOCKS  AND  INSIDER  PARTICIPATION
The  Board  of  Directors of the Company does not have a compensation committee.
The Board of Directors determines executive compensation, based on corporate performance and market conditions.
EMPLOYMENT  AGREEMENTS

In August 1996, ICS entered into an employment agreement with Mr. Peter Keenan. The agreement provides for employment on a full-time basis and contains provisions that Mr. Keenan will not compete or engage in a business competitive with the Company's current or anticipated business until eighteen months after the termination of his employment agreement. Pursuant to the employment agreement, the Company pays Mr. Keenan a base salary of $50,000 per annum.

STOCK  OPTION  PLAN

1996  PERFORMANCE  EQUITY  PLAN

In March 1996, the Company's predecessor adopted the 1996 Performance Equity Plan. The 1996 Plan is administered by the Board of Directors which determines the persons (other than directors) to whom awards will be granted, the number of awards to be granted, and the specific terms of each grant subject to the provisions of the 1996 Plan. Awards consist of stock options (both non-qualified options and options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended), restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards, as described in the 1996 Plan.

On March 31 of each calendar year during the term of the 1996 Plan, each director is automatically awarded ten-year options to purchase 2,000 shares of common stock at an exercise price which is the fair market value of the Company common stock on such March 31. All of such options are immediately exercisable as of the date of grant.

As of December 31, 2002, of the 70,000 shares underlying options under the 1996 Plan, all 70,000 options have been granted (8,232 during the 2002 fiscal year). Options that have been granted and are presently outstanding are at exercise prices ranging from $0.10 to $42.50 per share, including 8,232 options granted to directors on April 1, 2002 under the automatic grant provisions of the Plan.

The automatic grant provisions of the 1996 Plan have been incorporated into the 2002 Stock Award and Incentive Plan, which is set forth below.

1998  PERFORMANCE  EQUITY  PLAN

In 1998, the Company's predecessor adopted the 1998 Performance Equity Plan. The 1998 Plan is administered by the Company's Board of Directors or a committee appointed by the Board. Options to purchase up to 400,000 shares of the
Company's common stock may be granted under the 1998 Plan. The Company previously granted options to purchase 300,000 shares exercisable at $1.00 per share under this plan (In May 2002, an outright grant of 100,000 shares of
Common Stock was made under the 1998 Plan). At December 31, 2002, there were 100,000 common shares available under the 1998 Plan, either as outright issuances or underlying option grants. Management anticipates issuing such remaining shares outright in satisfaction of certain current expense obligations, which if approved by the board would exhaust the availability of shares under the 1998 Plan.

2002  STOCK  AWARD  AND  INCENTIVE  PLAN

In June 2002, the Company's 2002 Stock Award and Incentive Plan was adopted and ratified. The 2002 Plan provided for a broad range of awards, including incentive and non-qualified options, restricted and deferred stock, performance awards, stock appreciation rights and other types of equity awards. A total of 2,000,000 shares of Common Stock are reserved and available for grant under the 2002 Plan. The 2002 Plan carries forwards the automatic annual grant of 2000 options to each director provided by the 1996 Plan. The 2002 Plan is administered by the Company's Board of Directors.

In December 2002, an outright grant of 225,000 common shares was made under the Plan. In December 2002, the Company granted ten year options to purchase 250,000 shares of common stock at an exercise price of $.03 per share to various employees of the Company. In December 2002, the Company granted 1,768 ten year options at a exercise price of $.26 per share to the directors of the Company, as the remaining portion of the annual grant to each director.

In December 2002, the Company made a grant of 297,000 ten year options, outside of any plan, to employees of the Company. These options have an exercise price of $0.03. These options have been deemed issued and outstanding due to the nominal exercise price of such options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information, as of December 31, 2002, based upon information obtained from the persons named below, regarding beneficial ownership of the Company's Common Stock by (i) each current director and nominee for director of the Company, (ii) each executive officer of the Company named in the Summary Compensation Table set forth under the caption "Executive Compensation," below, (iii) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of its Common Stock and (iv) all executive officers and directors of the Company as a group.



                                                                                  Number of Shares
                                                            Number of Shares      of Common Stock
                                Number of Shares            of Class B            into which Class B
Name and Address                of Common Stock             Preferred Stock       Preferred is
of Beneficial                   Beneficially                Beneficially          Convertible (2) (3)      Percent of
Owner (1)                       Owner (2)                   Owned(2) (3)                                   Class (4)
------------------              ----------------           ------------------    ---------------------     ------------

Peter J. Keenan . . . . . . .    2,191,297(5)               128,854                 17,781,852             13.57%
Hector M. Gavilla .  . . . . .   1,718,198(6)               101,178(7)              13,962,564(7)          10.65%
Eli Levi. . . . . . . .  . . .   1,631,575(8)               100,315(9)              13,843,470(9)          10.51%
Roberta Levi. . . . . . . . ..   1,631,575(8)               100,315(9)              13,843,470(9)          10.51%
Hector P. Gavilla . . . . . . . .1,454,534                   85,750                 11,833,500             09.03%
David A. Levi . . . . . . . . .    475,366(10)               28,871                  3,984,198             03.03%
Dr. Steven Levi . . . . . . . .    475,366(11)               28,871                  3,984,198             03.07%
Moshe Schwartz. . . . . . . . .      5,646(12)                  -0-                        -0-                 *
Celia I. Schiffner                  45,000(13)                  -0-                        -0-                 *
Directors & Executive
Officers as a group
(four persons). . . . . . . . .  4,910,873(14)              287,774                 39,712,812             30.32%


(*)     Less  than  1%

(1) The address for Eli Levi, Roberta Levi and Hector P. Gavilla is c/o Advanced Testing Technologies, Inc., 110 Ricefield Lane, Hauppauge NY 11788. The address for each of the others is at the Company's offices, 620 Johnson Avenue, Bohemia, New York 11716.

(2) The number of shares of Common Stock beneficially owned by each person or entity is determined under the rules promulgated by the SEC. Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power and shares which such person or entity has the right to acquire within sixty days after December 31, 2002. The inclusion herein of any shares deemed beneficially owned does not constitute an admission by such person of beneficial ownership of such shares. The information is based upon information furnished by the person listed.

(3) On July 1, 1999, our predecessor, Big City Bagels, Inc. consummated the merger with ICS, VillageNet, and each of the shareholders of those two companies, dated May 21, 1999 and as amended on June 28, 1999. The agreement provided for the merger of Big City Bagels with ICS and VillageNet, respectively, and for ICS and VillageNet to be the surviving corporations continuing after the merger as our wholly owned subsidiaries. At the effective date, (i) the 1,400 shares of the common stock of ICS, representing all of its outstanding stock, were converted into 4,309,733 shares of our Common Stock and 254,076 shares of our Class B Preferred Stock and (ii) the 1,000 shares of common stock of VillageNet, representing all its outstanding stock, were converted into 4,309,733 shares of our Common Stock and 254,076 shares of our Class B Preferred Stock. As of September 24, 2003, the holders of Class B Preferred Stock have the converted all of the presently outstanding 508,152 shares of Class B Preferred Stock into an aggregate of 70,124,976 shares of our Common Stock at a conversion rate of 138 shares of Common Stock for each share of Class B Preferred Stock.

(4) Assumes with respect to options, the shares underlying only those options deemed beneficially owned by the shareholder. Assumes with respect to the Class B Preferred Stock, the conversion of all shares of Class B Preferred Stock into our Common Stock.

(5) Includes 5,646 shares of Common Stock issuable upon the exercise of options held by Mr. Keenan.

(6) Includes 988,930 shares of Common Stock owned by Mr. Gavilla and 727,268 shares of Common Stock held by Mr. Gavilla, as custodian for Alexander F. Gavilla, Mr. Gavilla's minor son. Also includes 5,646 shares of Common Stock issuable upon the exercise of options held by Mr. Gavilla. Hector M. Gavilla is the father of Hector P. Gavilla.

(7) Includes 58,302 shares of Class B Preferred Stock owned by Mr. Gavilla and 42,876 shares of Class B Preferred Stock held by Mr. Gavilla, as custodian for Alexander F. Gavilla, Mr. Gavilla's minor son.

(8) Includes 580,928 shares of Common Stock owned by Roberta Levi and 580,928 shares of Common Stock owned by Eli Levi. Eli and Roberta Levi are husband and wife. Also includes 469,719 shares of Common Stock held by Roberta Levi, as custodian for Shari Levi, Mr. and Mrs. Eli Levi's minor daughter. David
A. Levi and Dr. Steven Levi are sons of Eli and Roberta Levi. Does not include 469,719 shares of Common Stock owned by Susan Levi, daughter of Eli and Roberta Levi, beneficial ownership of which is disclaimed.

(9) Includes 35,722, 35,722 and 28,871 shares of Class B Preferred Stock owned by Roberta Levi, Eli Levi and Roberta Levi, as custodian for Shari Levi, respectively. Does not include 28,871 shares of Class B Preferred Stock owned by Susan Levi, daughter of Eli and Roberta Levi, beneficial ownership of which is disclaimed.

(10) Includes 5,647 shares of Common Stock issuable upon the exercise of options held by Mr. Levi.

(11) Includes 5,647 shares of Common Stock issuable upon the exercise of options held by Dr. Levi.

(12) Consists of 5,646 shares of Common Stock issuable upon the exercise of options held by Mr. Schwartz.

(13) Consists of 45,000 shares of Common Stock issuable upon the exercise of options held by Ms. Schiffner.

(14) Includes those securities deemed to be beneficially owned by Hector M. Gavilla, Peter J. Keenan, David A. Levi, Dr. Steven Levi and Moshe Schwartz, as set forth in the table above.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

The Company guaranteed a $100,000 loan payable by Mr. Keenan to the formers stockholders of ICS. No payments have been made under such loan to date.

In October 2001, ATTI International Development, Inc., ("AID") a company whose management includes Eli Levi and Hector M. Gavilla and whose principal stockholders include those two individuals and members of their families, received final approval from the United States Air Force for its contract to implement a local and wide area network (LAN/WAN) solution for the Royal Saudi Air Force ("RSAF"). The Company is a principal sub-contractor on this project, pursuant to a verbal agreement with AID. In December 2001 the Company began work on its portion of the initial contract. As of August 15, 2002, the Company had completed its work on such contract for which it received $600,000 and had also completed work on a second verbally agreed-to contract, for which it has received $300,000.

The Company has various notes and loans due to AID and Advanced Testing Technologies, Inc. ("ATTI"), certain of which are non-interest bearing. Eli Levi, a principal shareholder of the Company and father of David A. Levi and Dr. Steven Levi, former directors of the Company, is the Executive Vice President and Chief Operating Officer of ATTI; Roberta Levi, Eli Levi's wife, David A. Levi's and Dr. Steven Levi's mother and a principal shareholder of the Company, is a shareholder of ATTI. Hector M. Gavilla, a principal shareholder and director of the Company, is the President, Chief Executive Officer and shareholder of ATTI. At December 31, 2002, the outstanding amounts, including accrued interest as applicable, and the contractual interest rates are as follows:




    Year of           Amount, including           Contractual
    origination      accrued interest             interest rate
    ------------     ------------------          --------------
  2000 and prior  $          364,438                 0%
  2000 and prior             357,579                 5%
       2001                  256,786                 8%
       2002                   57,262                 8%
                        ----------------
  Total. . . . .  $        1,036,065
                  ==================

Principal and interest payments, contractually due on a quarterly basis, have been deferred with the lender's consent until December 31, 2003, when all of the notes and loans are due and payable, together with accrued interest. These loans have also been subordinated to bank indebtedness to the extent of $250,000.

On notes and loans originating prior to 2001, the Company has imputed interest expense to yield a fair-market rate of 7.5%, with an equivalent offset to additional paid-in capital. Total interest expense on related party notes and loans was $72,426 in 2002 and $53,899 in 2001, of which $41,493 and $33,514, respectively,  was  imputed.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K


                                                                                                             Page
                                                                                                        ---------
 (a)(1)  The following financial statements of the Company are filed herewith:
         A. Report of Independent Certified Accountant                                                       F-1
         B. Consolidated Balance Sheets for the years ended December 31, 2002 and 2001                       F-2
         C. Consolidated Statements of Operations for the years ended December 31, 2002 and 2001             F-3
         D. Consolidated Statements of Changes in Stockholders' Deficit for the year ended December 31, 2002 F-4
         E. Consolidated Statements of Cash Flows for the years ended December 31, 2002 and 2001             F-5
         F. Notes to Financial Statements                                                                    F-6 to F-20


   (2) The following exhibits of the Company are filed herewith, unless otherwise indicated:

EXHIBITS:
--------
3.1     Restated  Certificate  of  Incorporation  (1)
3.2     Amendment  No.  1  to  Certificate  of  Incorporation  (2)
3.3     Amendment  No.  2  to  Certificate  of  Incorporation  (2)
3.4     Bylaws  of  the  Company  (3)
10.1    Agreement  by  and between the Company and Ultrastar Internet Services,
        LLC  (4)
10.2    Employment  Agreement  by  and between the Company and Peter Keenan (4)
10.3    1996  Performance  Equity  Plan  (1)
10.4    1998  Performance  Equity  Plan  (5)
10.5 Lease Agreement by and between ICS and Fortunato Development, Inc. for the lease of Suite 1A located at 620 Johnson Avenue, Bohemia,
        New York (6)
10.6    2002  Stock  Award  and  Incentive  Plan  (7)
21      Subsidiaries  of  the  Company  (*)
99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. SECTION 1350 (*)
99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. SECTION 1350 (*)

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

(6) Filed as an exhibit to the Company's Form 10-KSB for the fiscal year ended December 31, 2000, filed the Commission on March 31, 2001 and incorporated herein by reference

(7) Filed as an exhibit to the Company's Form DEF14A filed the Commission on April 30, 2002 and incorporated herein by reference

ITEM  14.  CONTROLS  AND  PROCEDURES

(a)  Evaluation  of  disclosure  controls  and  procedures.

Based on evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, VILLAGEWORLD.COM, INC.'s principal executive officer/principal accounting officer have concluded that VILLAGEWORLD.COM, INC.'s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)  Changes  in  internal  controls.

There were no significant changes in VillageWorld.com, Inc. 's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SIGNATURES
                                   ----------
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 3, 2003.

                                          VILLAGEWORLD.COM,  INC.


                                          By:/s/  Peter  J.  Keenan.
                                            ------------------------
                                            Peter  J.  Keenan
                                        Chairman of the Board, Chief Executive
                                        Officer  and  President

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

/s/  Peter J. Keenan     Chairman of the Board, Chief       October 3,  2003
---------------------       Executive Officer and
                           President
                         (Principal  Executive  Officer)
/s/  Hector M. Gavilla    Director                         October 3,  2003
------------------------
/s/  Moshe  Schwartz      Director                         October 3,  2003
------------------------
/s/  Celia I. Schiffner   Secretary  and  Treasurer        October 3,  2003
------------------------ (Principal Financial Officer)

                      CERTIFICATION PURSUANT TO SECTION 302
                      -------------------------------------
                        OF THE SARBANES-OXLEY ACT OF 2002
                        ---------------------------------

I,  Peter  J.  Keenan,  certify  that:

1.  I have reviewed this annual report on Form 10-KSB of VILLAGEWORLD.COM, INC.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

 a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

 b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

 c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

 a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

 b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The Company's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 3,  2003
/s/  Peter  J.  Keenan
----------------------
Chairman  of  the  Board of Directors, President and Principal Executive Officer

                      CERTIFICATION PURSUANT TO SECTION 302
                      -------------------------------------
                        OF THE SARBANES-OXLEY ACT OF 2002
                        ---------------------------------

I,  Celia  I.  Schiffner,  certify  that:

1.  I have reviewed this annual report on Form 10-KSB of VILLAGEWORLD.COM, INC.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The   Company's   other  certifying  officers  and  I  are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

 a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

 b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

 c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

 a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process,  summarize  and  report  financial  data  and  have  identified for the
registrant's  auditors  any  material  weaknesses  in   internal  controls;  and

 b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The Company's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  October 3,  2003
/s/  Celia  I.  Schiffner
-------------------------
Acting  Treasurer  and  Principal  Financial  Officer




INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                        Page
                                                                                                        ----
    A. Report of Independent Certified Accountant . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-1

    B. Consolidated Balance Sheets for the years ended December 31, 2002          . . . . . . . . . . .  F-2

    C. Consolidated Statements of Operations for the years ended December 31, 2002 and 2001 . . . . . .  F-3

    D. Consolidated Statements of Changes in Stockholders' Deficit for the year ended December 31, 2002  F-4

    E. Consolidated Statements of Changes in Stockholders' Deficit for the year ended December 31, 2001  F-5

    F. Consolidated Statements of Cash Flows for the years ended December 31, 2002 and 2001 . . . . . .  F-6

    G. Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-7-F-20



                          INDEPENDENT AUDITORS' REPORT


Board  of  Directors
VillageWorld.com,  Inc.
Bohemia,  New  York


     We have audited the accompanying consolidated balance sheet of VillageWorld.com, Inc. and Subsidiaries as of December 31, 2002 and the related consolidated statements of operations, stockholders' deficiency and cash flows for each of the years in the two-year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of VillageWorld.com, Inc. and Subsidiaries as of December 31, 2002 and the results of its operations and its cash flows for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As set forth in such financial statements and further discussed in Note 1B thereto, the Company has sustained significant losses from operations during the last two years and has a severe cash shortage and working capital deficit with current liabilities approximately six times the amount of its current assets at December 31, 2002. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Laurence  Rothblatt  &  Company
Great  Neck,  New  York
August  25,  2003


                                       F1


                     VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2002



ASSETS
Current Assets:
Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $         -
Accounts receivable, net of allowance. . . . . . . . .      258,896
 for doubtful accounts
Inventory. . . . . . . . . . . . . . . . . . . . . . .       14,587
Prepaid expenses and other current assets. . . . . . .       74,035
                                                        ------------
     Total Current Assets. . . . . . . . . . . . . . .      347,518


Fixed assets, net of accumulated depreciation. . . . .      156,573
Goodwill . . . . . . . . . . . . . . . . . . . . . . .      300,000
Other assets . . . . . . . . . . . . . . . . . . . . .       17,321
                                                        ------------
               TOTAL . . . . . . . . . . . . . . . . .  $   821,412
                                                        ============


LIABILITIES AND STOCKHOLDERS' Deficiency
Current liabilities:
Cash overdraft . . . . . . . . . . . . . . . . . . . .  $     4,856
Note payable - bank. . . . . . . . . . . . . . . . . .      192,718
Accounts payable and accrued expenses. . . . . . . . .      824,268
Commissions payable. . . . . . . . . . . . . . . . . .      111,195
Deferred income. . . . . . . . . . . . . . . . . . . .       64,633
Loans payable, related parties . . . . . . . . . . . .    1,036,065
                                                        ------------
     Total Current Liabilities . . . . . . . . . . . .    2,233,735


Accrued cumulative preferred stock dividends . . . . .            -
                                                        ------------
     Total Liabilities . . . . . . . . . . . . . . . .    2,233,735
                                                        ------------

Commitments and Contingencies. . . . . . . . . . . . .            -

Stockholders'  Deficiency:
Convertible Class B preferred stock; $.001 par value;
  1,000,000 shares authorized; 508,152 shares
  issued and outstanding . . . . . . . . . . . . . . .          508
Convertible Class C preferred stock; $.001 par value,
  non-voting; redeemable at $125; 25,000 shares
 authorized; 0 and 8,943 shares outstanding,
  respectively . . . . . . . . . . . . . . . . . . . .            -
Common stock; $.001 par value; 200,000,000 shares
 authorized; 77,337,935 and 23,481,030 shares issued,
  respectively . . . . . . . . . . . . . . . . . . . .       77,338
Additional paid in capital . . . . . . . . . . . . . .    6,125,907
Accumulated deficit. . . . . . . . . . . . . . . . . .   (7,548,532)
Stock subscription receivable. . . . . . . . . . . . .       (2,920)
Treasury stock (65,279 shares at cost) . . . . . . . .      (64,624)
                                                        ------------
     Total stockholders' deficiency. . . . . . . . . .   (1,412,323)
                                                        ------------

               TOTAL . . . . . . . . . . . . . . . . .  $   821,412
                                                        ============
                                                                  -

     The accompanying notes are an integral part of the financial statements.

                                       F2


                                          VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
                                          ---------------------------------------
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                           -------------------------------------



                                                                                          Year Ended December 31,
                                                                                              2002             2001
                                                                                   -----------------     ------------
REVENUES:
Subscription services. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $              1,681,084   $ 2,141,724
Hardware sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   431,177     1,137,317
Maintenance and consulting . . . . . . . . . . . . . . . . . . . . . . . . .                   280,470       287,523
Installation services. . . . . . . . . . . . . . . . . . . . . . . . . . . .                   956,028       275,227
Private label cd roms. . . . . . . . . . . . . . . . . . . . . . . . . . . .                         -             -
Other revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     1,675        69,712
                                                                              -------------------------  ------------
          Total revenues . . . . . . . . . . . . . . . . . . . . . . . . . .                 3,350,434     3,911,503
                                                                              -------------------------  ------------

COSTS AND EXPENSES:
Cost of sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 1,950,052     2,877,945
Selling, general and administrative. . . . . . . . . . . . . . . . . . . . .                 1,545,820     1,819,392
Loss on impairment of goodwill                                                               1,480,443             -
Amortization of excess of cost over fair value
 of net assets acquired. . . . . . . . . . . . . . . . . . . . . . . . . . .                         -       237,392
Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   104,557        96,920
                                                                              -------------------------  ------------
          Total costs and expenses . . . . . . . . . . . . . . . . . . . . .                 5,080,872     5,031,649
                                                                              -------------------------  ------------

Pre-tax loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                (1,730,438)   (1,120,146)
                                                                              -------------------------  ------------

Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                (1,730,438)   (1,120,146)

Preferred stock dividends paid in-kind and accrued . . . . . . . . . . . . .                    52,905        62,311
                                                                              -------------------------  ------------

Net loss attributable to common stockholders . . . . . . . . . . . . . . . .  $             (1,783,343)  $(1,182,457)
                                                                              =========================  ============

Basic and diluted net loss per common share. . . . . . . . . . . . . . . . .  $                  (0.01)  $     (0.01)
                                                                              =========================  ============

Basic and diluted weighted average common
shares outstanding, giving effect
to the conversion to common stock of all Class B Preferred Stock outstanding                94,142,084    90,937,739
                                                                              =========================  ============


     The accompanying notes are an integral part of the financial statements.



                                       F3


                                      VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENT OF STOCKHOLDERS' Deficiency
                                       For the Year Ended Decemberr 31, 2002


                                                 Class B                     Class C
                                              Preferred Stock             Preferred Stock           Common Stock
                                              ----------------           -----------------          ------------
                                         Shares            Amount           Shares     Amount     Shares    Amount
                                    ----------------  -----------------  ------------  -------  ----------  -------
Balance, January 1, 2002 . . . . .          508,152   $       508          8,943    $   9       23,481,030  $  23,481

Conversion of preferred shares
 (first quarter) . . . . . . . . .                                          (166)       -         129,235         129

Conversion of preferred shares
 (fourth quarter) . . . . . . . . .                                       (8,777)      (9)      53,152,670     53,153

Issuance of shares for services. .                                                                 100,000        100

Issuance of shares for services
 (fourth quarter) . . . . . . . . .                                                                475,000        475

Exercise of nominal stock options

Accrued  cumulative dividends
 on preferred stock

Capital contribution imputed
 for interest expense

Net loss   . . . . . . . . . . . .                -             -              -        -               -           -
                                    ----------------  ------------   ------------  -------       ----------   -------

Balance December 31, 2002. . . . .          508,152   $       508              -    $   -       77,337,935  $  77,338
                                    ================  ===========      ==========   =======     ==========  =========

                                                  -                  -              -        -




                                     Additional                      Stock                                    Total
                                      Paid-In      Accumulated    Subscription       Treasury Stock       Stockholders'
                                                                                    ---------------
                                      Capital        Deficit       Receivable      Shares         Amount      Equity
                                    ------------  -------------  --------------  ----------  ------------  ------------
Balance, January 1, 2002 . . . . .  $ 5,947,786   $ (5,765,189)  $    (3,520)    (65,279)  $     (64,624)  $   138,451

Conversion of preferred shares
 (first quarter) . . . . . . . . .        2,100           (240)                                                  1,989

Conversion of preferred shares . .
 (fourth quarter) . . . . . . . . .     104,853                                                                157,997

Issuance of shares for services. .       15,900                                                                 16,000

Issuance of shares for services
 (fourth quarter) . . . . . . . . .      13,775                                                                 14,250

Exercise of nominal stock options.                                       600                                       600

Accrued  cumulative dividends
 on preferred stock. . . . . . . .                     (52,665)                                                (52,665)

Capital contribution imputed
 for interest expense. . . . . . .       41,493                                                                 41,493

Net loss   . . . . . . . . . . . .            -     (1,730,438)            -           -               -    (1,730,438)
                                    -----------   -------------  -------------  ----------  --------------  -----------

Balance December 31, 2002. . . . .  $ 6,125,907   $ (7,548,532)  $     (2,920)   (65,279)  $     (64,624)  $(1,412,323)
                                    ===========   =============  =============  ==========  =============  ============




     The accompanying notes are an integral part of the financial statements.




                                       F4


                                      VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                       For the Year Ended December 31, 2001


                                                 Class B                      Class C
                                                Preferred Stock           Preferred Stock           Common Stock
                                               ----------------          -----------------          ------------
                                        Shares            Amount           Shares     Amount     Shares       Amount
                                   ----------------  -----------------  ------------  -------  ----------    -------
Balance, January 1, 2001. . . . .          508,152   $       508         11,900    $    12     19,520,236  $  19,520

Conversion of preferred shares
 (first quarter). . .   . . . . .                                          (385)                  402,383        403

Conversion of preferred shares
 (second quarter) . . . . . . . .                                        (1,780)        (2)     1,707,114      1,707

Conversion of preferred shares
 (third quarter) . . . .  . . . .                                          (370)        (1)       393,936        394

Conversion of preferred shares
 (fourth quarter). . .  . . . . .                                          (422)         -        282,361        282

Shares issued for executive
 compensation . . . . . . . . . .                                                                 100,000        100

Shares issued for services. . . .                                                                  75,000         75

Shares sold in private placement.                                                               1,000,000      1,000

Accrued  cumulative dividends
 on preferred stock

Capital contribution imputed
 for interest expense

Net loss. . . . . . . . . . . . .                -             -              -        -                -          -
                                   ----------------  -----------------  --------   -------      ----------    -------

Balance, December 30, 2001. . . .          508,152   $       508          8,943    $   9       23,481,030     $23,481
                                   ================  ============   ============   ======     ============    =======







                                    Additional                     Stock                                     Total
                                     Paid-In      Accumulated    Subscription         Treasury Stock      Stockholders'
                                                                                     ---------------
                                     Capital        Deficit       Receivable        Shares        Amount     Equity
                                   ------------  -------------  --------------    ------------  ----------  --------
Balance, January 1, 2001. . . . .  $ 5,823,339   $ (4,582,732)  $    (2,520)      (65,279)  $   (64,624)  $ 1,193,503

Conversion of preferred shares
   (first quarter). . . . . . . .        2,123           (215)                                                  2,311

Conversion of preferred shares
 (second quarter) . . . . . . . .       13,812         (2,167)                                                 13,350

Conversion of preferred shares
  (third quarter) . . . . . . . .        3,169           (234)                                                  3,328

Conversion of preferred shares
  (fourth quarter). . . . . . . .        4,504           (179)                                                  4,607

Shares issued for executive
 compensation . . . . . . . . . .       10,900                       (1,000)                                   10,000

Shares issued for services. . . .        7,425                                                                  7,500

Shares sold in private placement.       49,000                                                                 50,000

Accrued  cumulative dividends
 on preferred stock . . . . . . .                     (59,516)                                                (59,516)

Capital contribution imputed
 for interest expense . . . . . .       33,514                                                                 33,514

Net loss. . . . . . . . . . . . .            -     (1,120,146)            -             -             -    (1,120,146)
                                   ------------  -------------  ------------  ------------  ------------  ------------

Balance, December 30, 2001. . . .  $ 5,947,786   $ (5,765,189)  $    (3,520)      (65,279)  $   (64,624)  $   138,451
                                   ============  =============  ============  ============  ============  ============



     The accompanying notes are an integral part of the financial statements.


                                       F5


                            VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                    Years Ended December 31,
                                                                     2002               2001
                                                               -------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss . . . . . . . . . . . . . . . . . . . . . .  $           (1,730,438)     $(1,120,146)
                                                      -----------------------     ------------

Adjustments to reconcile net loss to net cash
 used by operating activities:
  Depreciation and amortization. . . . . . . . . . .                  71,010          313,340
  Stock issued for compensation. . . . . . . . . . .                  30,250           17,500
  Interest expense accrued and imputed on
   related party loans . . . . . . . . . . . . . . .                  72,427           52,221
  Loss on impairment of goodwill . . . . . . . .                   1,480,443                -
  Bad debt provision . . . . . . . . . . . . . .                     110,499            5,000
  Decrease (increase) in:
      Accounts receivable. . . . . . . . . . . . . .                  34,174             (537)
      Inventory. . . . . . . . . . . . . . . . . . .                  10,479           24,806
      Prepaid expenses and other current assets. . .                  16,112          (28,791)
  Increase (decrease) in:
      Accounts payable and accrued expenses. . . . .                 (17,588)          50,338
      Commissions payable. . . . . . . . . . . . . .                 (71,993)          11,581
      Deferred income. . . . . . . . . . . . . . . .                (154,043)          18,272
      Other current liabilities. . . . . . . . . . .                   4,856                -
                                                      -----------------------     ------------
  Total adjustments. . . . . . . . . . . . . . . . .               1,586,626          463,730
                                                      -----------------------     ------------
  Net cash used by operating activities. . . . . . .                (143,812)        (656,416)
                                                      -----------------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Decrease (increase) in other assets. . . . . . . .                   4,107              604
                                                      -----------------------     ------------
Net cash provided (used) by investing activities . .                   4,107              604
                                                      -----------------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Note payable proceeds (repayments), net. . . . . .                       -           67,718
  Proceeds from private placements of common stock .                     600           50,000
  Proceeds of related party loans, net . . . . . . .                  48,041          358,126
                                                      -----------------------     ------------
Net cash provided by financing activities. . . . . .                  48,641          475,844
                                                      --------------------------  ------------

NET DECREASE IN CASH . . . . . . . . . . . . . . . .                    (91,064)     (179,968)
Cash, beginning of year. . . . . . . . . . . . . . .                     91,064       271,032
                                                      --------------------------  ------------
Cash, end of year. . . . . . . . . . . . . . . . . .  $                       -   $    91,064
                                                      ==========================  ============
                                                                              -             -
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest . . . . . . . . . . . . . . . . . . . .                     32,132        42,531

Supplemental disclosures of non-cash investing and
 financing activities:
  Common stock issued for prepaid services/executive
   compensation. . . . . . . . . . . . . . . . . . .                     30,250        17,500
  Cumulative $6 Class C preferred stock dividend
   accrued/paid in-kind. . . . . . . . . . . . . . .                     52,905        62,311
  Capital contribution imputed for interest expense                      41,493        33,514



     The accompanying notes are an integral part of the financial statements.



                                       F6

                     VillageWorld.com, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

Note  1  -  Organization  and  Basis  of  Presentation;  Going  Concern:

A.     Organization  and  Basis  of  Presentation:

VillageWorld.com, Inc. ("the Company") is the successor-consolidated entity formed by the merger on July 1, 1999, of Big City Bagels, Inc. ("Big City"), VillageNet, Inc. ("VillageNet") and Intelligent Computer Solutions, Inc. ("ICS"). VillageNet and ICS, which were affiliated by virtue of certain common management and ownership prior to the merger, were incorporated in New York on June 6, 1995 and October 21, 1994, respectively. Big City was incorporated in New York on December 21, 1992. After the merger, Big City, publicly held and the legally surviving parent company, changed its name to VillageWorld.com, Inc. As the former shareholders of VillageNet were issued a majority of the shares in the combined company, VillageNet recorded the transaction as a reverse acquisition of Big City and a forward acquisition of ICS. Before the merger, Big City determined to discontinue its bagel business; accordingly the purchase of Big City was recorded at the fair value of its net asset deficiency assumed by the Company. The purchase of ICS was recorded at $2,577,524, the fair value of the securities issued as consideration therefor; such fair value determination by the Company being in part based on the opinion of an independent appraiser. The excess of the securities issued to acquire ICS over the fair value of ICS's specifically identifiable assets, $2,373,923, was recorded as goodwill. (See Note 4)

The consolidated financial statements reflect the operations of VillageNet and ICS for all periods presented. In accordance with Accounting Principles Board Opinion No. 30, the results of the discontinued operations of Big City were accrued at the date of merger. In fiscal 2000, the Company completed the disposal of its bagel operations, closing its commissary, which supplied bagel products to franchise stores, and negotiating separation agreements with all but one franchisee. Resolution of the remaining matter is not expected to have a material effect on the Company's financial condition or results of operations. The Company provides, through its two principal subsidiaries, VillageNet and ICS, community-oriented internet access under private labels and installs, maintains and services computer network systems consisting of comprehensive hardware and proprietary software solutions. VillageNet provides internet on-line services, offering its subscribers a variety of services including electronic mail, software, computing support, and easy access to the internet. VillageNet provides small businesses with fully managed services that include internet connections, remote dial access and Web hosting services. ICS offers full service system integration, specializing in high-end computer networking infrastructures, internet solutions, and Local and Wide Area Network installations for commercial, industrial and military applications. All intercompany balances and transactions are eliminated in consolidation. The Company considers itself to operate in one business segment.

B.   Going  Concern:

Accounting principles generally accepted in the United States of America contemplate the realization of assets and satisfaction of liabilities in the normal course of business. The Company had net losses of $166,275 in 2002 and $1,120,146 in 2001. At December 31, 2002, the Company has a working capital deficit of $1,802,497 and a current ratio of 0.19 to 1. Moreover, the Company has an extremely tight cash position. The Company's operating losses and current financial position raise substantial doubt as to its ability to continue as a going concern.

In October 2001 the Company announced the final approval by the U.S. Air Force of a multi-million dollar contract to implement a local and wide area network solution for the Royal Saudi Air Force ("RSAF"). The contract was awarded to ATTI International Development, Inc. ("AID"), a related company, which sub-contracted a portion thereof to the Company pursuant to a verbal agreement. In December 2001 the Company began work on its portion of the initial contract. As of August 15, 2002, the Company had completed its work on such contract for which it received $600,000 and had also completed work on a second verbally agreed-to contract, for which it has received $300,000. AID has advised the Company it is hopeful of being awarded additional contracts on similar projects with the Saudi Arabian government, which would likely require the Company's work as a sub-contractor. Presently two such projects are being pursued, for low and medium to high eight figure amounts, respectively. It is not yet known what portion of these contracts, if eventually awarded to AID, would be sub-contracted to the Company; the Company's portion of the first completed contract comprised approximately 10%. The Company is also independently seeking additional contracts directly with he Saudi government. At present there

                                       F7

                     VillageWorld.com, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

Note  1  - Organization and Basis of Presentation; Going Concern: - (continued):

B.   Going  Concern:  -  (continued):
are two projects being pursued, for high seven and low to moderate eight figure amounts, respectively. There is no assurance that AID or the Company will be awarded any of these projects.

The Company was profitable in the first six months of fiscal 2002 although it had losses in the third and fourth fiscal quarters. The Company had net income of $52,566 for the nine months ended September 30, 2002. In order to operate as a going concern, the Company must consistently achieve profitable operations. Operations in the third and fourth quarters were, and future operations will be negatively affected by the loss in June of 2002 of the Company's largest customer for its internet on-line services, which customer accounted for $1,444,688 and $1,312,371 of sales for the six-month period ended June 30, 2002 and the year ended December 31, 2001, respectively. Such sales constituted approximately 47.8 and 33.6% of the Company's total sales for such periods. The gross costs historically associated with this customer are approximately 85%. The Company must also restructure its related party debt to insure its long-term viability. Management is hopeful it will be successful in restructuring its related party debt, in connection with any additional overseas networking projects being awarded, either to AID, or directly to the Company, as discussed above, and that the high-profit networking revenues therefrom will largely offset the loss of the internet customer. However, no assurances regarding any of these matters can be given, including the continued availability of related party loans.

However, the Company must also attain profitable operations to insure its long-term viability. Management believes it will be successful in these endeavors, but no assurances can be given in this regard. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. (See Note 12A).


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

                                       F8

                     VillageWorld.com, Inc. and Subsidiaries
                     ---------------------------------------
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

Note  2  -  Summary  of  Significant  Accounting  Policies:  -  (continued):

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

D.     Allowance  for  Doubtful  Accounts:

The Company historically has had little incidence of uncollectible trade receivables. However during fiscal 2002, the Company provided an additional allowance for doubtful accounts of $110,499 for fiscal 2002 for two customers. At December 31, 2002, this reserve constituted 100% of the customers' account receivable balance and increased the Company's total allowance for doubtful accounts to $115,499.

E.     Inventory:

Inventory is stated at the lower of cost, determined on the first-in, first-out basis, or market.

F.     Fixed  Assets  and  Depreciation:

Fixed assets are stated at cost, less accumulated depreciation. The fair value of assets acquired in business combinations is recognized as the new cost basis. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, which range from five to seven years. (See Note 3).

G.     Goodwill:

The aggregate excess of cost over the fair values of the assets acquired is recorded as goodwill. For all periods through December 31, 2001, goodwill was amortized to operations over an estimated useful life of ten years. Effective January 1, 2002, the accounting for goodwill was changed significantly in accordance with Statement of Financial Accounting Standards No. 142; goodwill is no longer periodically amortized and the method of testing for impairment also changed. (See Note 2S). Through December 31, 2002, the Company tested the recoverability of its goodwill in accordance with Statement of Financial Accounting Standards No. 142. Under such standard, a review is made whenever changed circumstances and situations indicate that the carrying amount of goodwill may not be recoverable. If the projected, undiscounted cash flows related to goodwill are less than its carrying amount, a write-down to fair value is made and an equivalent impairment loss is recognized. Application of this method at December 31, 2002 resulted in a write-down of goodwill $1,480,443. (See Notes 2S and 4).

H.     Deferred  Income:

Payments received in advance of the related services being provided are reported as deferred income.

I.     Balance  Sheet  Classification  of  Accrued  Class  C  Preferred  Stock
Dividends:

The Company pays dividends on its Class C Preferred Stock in kind (in common stock) only when such Class C stock is converted into common. Since the accrued liability for these preferred dividends is satisfied by the issuance of other equity securities, the liability is classified as long-term in accordance with Statement of Financial Accounting Standards No. 6. (See Note 8).

                                       F9

                     VillageWorld.com, Inc. and Subsidiaries
                     ---------------------------------------
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

Note  2  -  Summary  of  Significant  Accounting  Policies  Stock - (continued):


J.     Income  Taxes:

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

K.     Fair  Value  of  Financial  Instruments:

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, notes and loans payable, and accrued expense obligations approximate fair value due to the short-term nature or their underlying terms.

L.     Revenue  Recognition:

Revenue is recognized when earned, based on the recognition criteria set forth in Staff Accounting Bulletin No. 101 as follows: Pervasive evidence of a sale arrangement exists; delivery of product has occurred or services have been provided; the price to the buyer is fixed or determinable; and, collectibility is reasonably assured.

M.     Stock-Based  Compensation:

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

N.     Interest  Expense  Imputed  on  Related  Party  Loans:

The Company has certain loans with related parties. Of these, the loans made prior to 2001 either bear no interest or bear interest at an annual rate of 5%. Irrespective of the rate of interest contractually called for on these loans, the Company has imputed interest expense to yield a fair-market interest rate of 7.5%. Interest expense of $41,493 and $33,514, respectively, has been imputed on these loans in 2002 and 2001 with an equivalent amount credited to additional paid-in capital. Loans originating in 2001 and later bear interest at 8%. (See
Note  6).

O.     Advertising  Costs:

Advertising  costs  are  expensed  as  incurred.


                                      F10

                     VillageWorld.com, Inc. and Subsidiaries
                     ---------------------------------------
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

Note  2  -  Summary  of  Significant  Accounting  Policies  Stock - (continued):



P.     Loss  Per  Common  Share:

The Company calculates loss per share pursuant to Statement of Financial Accounting Standards No. 128, which requires the presentation of basic and diluted per share measurements. Basic loss per share reports loss attributable to common stockholders divided by the weighted average number of shares outstanding. Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share include the dilutive effects of such securities, except when they are anti-dilutive. In both 2002 and 2001, net loss attributable to common stockholders reflects dividends related to the Company's Class C Preferred Stock, which were paid in kind on the Class C Preferred Stock actually tendered for conversion as well as those accrued on unconverted, outstanding Class C shares.

Since there is neither an economic benefit for not converting, nor an economic sacrifice from converting the Class B Preferred Stock, the per share calculation gives effect to the conversion of all outstanding Class B Preferred Stock for both periods presented.

Q.     Reclassifications:

Certain minor items in operating activities in the 2001 statement of cash flows have been reclassified to conform to the presentation for 2002.

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


                                      F11

                     VillageWorld.com, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

Note  2  -  Summary  of  Significant  Accounting  Policies  Stock - (continued):

 .     Recent  Accounting  Pronouncements:  -  (continued)

non-amortization approach to account for purchased goodwill and certain intangibles. Under such approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to operations only in periods in which the recorded value of goodwill and intangibles exceeds its fair value. The statements are fully effective January 1, 2002. Pursuant to these pronouncements, the Company has ceased amortization of goodwill on such date. At December 31, 2002, the Company determined that a write-down in the amount of $1,480,443 was required. (See Note 4).

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

Note  3  -  Fixed Assets

        Fixed  assets  at  December  31,  2002  consist  of  the  following:

                                                                   Life
                                                                    ----

     Internet  equipment                          $  325,026     5  years
     Office  equipment                                94,879     5-7  years
     Furniture  and  fixtures                         35,813     5-7  years
     Automobile                                        4,393     5  years
                                                 -----------
Total  at  cost                                      460,111
Less:  Accumulated depreciation and amortization     303,538
                                                     -------
                                                  $  156,573
                                                  ==========

Depreciation expense charged to operations was $70,931 in 2002 and $75,869 in 2001.

Note  4  -  Goodwill

As a result of the July 1, 1999 merger of Big City, VillageNet and ICS, goodwill was recorded in the amount of $2,373,923. From the merger date through December 21, 2001, amortization of goodwill of $593,480 was recorded, in accordance with the provisions of SFAS No. 121. Amortization ceased beginning in 2002, and, in accordance with the SFAS No. 144, the Company reviewed for impairment and determined that based on the remaining value of the assets acquired in the merger, and projected cash flows, a write-down of $1,480,443 was required. (See Notes 1A and 2S).

Note  5  -  Note  Payable,  Bank:

The Company has a revolving bank line of credit providing for a maximum borrowing of $200,000, due October 31, 2003, renewable at the bank's approval. Interest is payable monthly at prime plus two percent. Borrowings are secured by a pledge of the Company's assets and are guaranteed by the Company's President.

                                      F12

                     VillageWorld.com, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

Note  6  -  Loans  Payable,  Related  Party:

ICS has various notes and loans due to certain related parties, certain of which are non-interest bearing. At December 31, 2002, the outstanding amounts, including accrued interest as applicable, and the contractual interest rates are as follows:




Year of              Amount, including                      Contractual
origination          accrued interest                     interest rate
------------          ------------------                 --------------
  2000 and prior  $          364,438                         0%
  2000 and prior             357,579                         5%
       2001                  256,786                         8%
       2002                   57,262                         8%
                   -----------------
  Total. . . . .  $        1,036,065
                  ==================

Principal and interest payments, contractually due on a quarterly basis, have been deferred with the lender's consent until December 31, 2003, when all of the notes and loans are due and payable, together with accrued interest. These loans have also been subordinated to bank indebtedness to the extent of $250,000.

On notes and loans originating prior to 2001, the Company has imputed interest expense to yield a fair-market rate of 7.5%, with an equivalent offset to additional paid-in capital. Total interest expense on related party notes and loans was $72,426 in 2002 and $53,899 in 2001, of which $41,493 and $33,514, respectively,  was  imputed.

Note  7  -  Commitments  and  Contingencies  :

A.     Operating  Leases:

The Company leases its office premises under various operating leases, all expiring June 30, 2005.
Future  annual  minimum  rental commitments at December 31, 2002 are as follows:

             2003              $84,000
             2004               87,000
             2005               45,000

The Company also remains obligated under an operating lease for a store sold by its predecessor in 1998, in the event that the acquirer defaults on the lease. The lease expires in October 2005 and requires monthly payments of $5,086 through October 2005. See Notes 12C and 12D for lease default and sub-lease commitment.

Rent  expense  was  $110,908  in  fiscal  2002  and  $110,936  in  fiscal  2001.

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


                                      F13

                     VillageWorld.com, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

C.     Employee  Benefit  Plan:

The Company has a savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company matches one third of each employee's contributions to a maximum matching contribution of 2% of the employee's earnings. The Company's pension expense was $9,324 and $11,747 for the years ended December 31, 2002 and 2001, respectively.

D.     Major  Customers:

The Company's largest customers accounted for approximately 56.7% and 33.6% of total sales in 2002 and 2001, respectively. Sales to the largest customer are pursuant to a contract, which it may cancel upon thirty days prior written notice. This contract was canceled June 2002. (See Note 1B).


     Customer          2002          2001
     --------          ----          ----

     A                 32.9%          33.6%
     B                 23.8             *

     *  -  Less  than  10%

E.     Litigation

In April 2002, ICS was named as the defendant in a breach of contract complaint brought by a customer who had ordered computer equipment pursuant to a fixed bid. The complaint specifies damages of $91,052 plus costs. Management does not believe that any significant loss to the Company will result.

VillageWorld.com is the defendant in a breach of contract complaint brought about by a former customer. The claim is in the amount of $220,000. The
Company has denied the elements of the complaint and intends to contest the claims.

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


B.     Fiscal  2001  Conversions:

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


                                      F14

                     VillageWorld.com, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

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

C.   Fiscal  2002  Conversions:

On March 21st and December 28th, 2002, a total of 8,943.34 additional shares of Class C Preferred Stock together with accrued preferred dividends thereon were converted into 53,281,905 shares of common stock at a discount of 25% from the average of the closing bid prices for the Company's common stock during the five trading days.

Note  9  -  Capital  Stock  Transactions:  Common  Stock:

A.   Fiscal  2001  Transactions:

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

In May of 2001, the Company agreed to satisfy $7,500 of accrued consulting fees by the outright issuance of 75,000 common shares. Management determined the then fair value of the Company's common stock to be $.10 per share and subsequently recommended to the board of directors that this share issuance come from the Company's 1998 Performance Equity Plan. (See Note 11A). On September 26, 2001, the Company's board of directors approved, from the 1998 Performance Equity Plan, the outright grant of 75,000 common shares in payment of the $7,500 of accrued liability. The average closing price of the Company's common stock for the last five days the stock traded in September was $.10 per share. This grant reduced to 100,000 the availability of shares/options under the 1998 Plan.

From January through October of 2001, the Company issued 2,785,794 shares of common stock to various holders who elected to convert their shares of the Class C preferred. Such shares were converted based on the formula in the designation of the preferences for the Class C. (See Note 9B).

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


                                      F15

                     VillageWorld.com, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

Note  9  -  Capital  Stock  Transactions:  Common  Stock  -  (continued):

B.   Fiscal  2002  Transactions:

In May of 2002, the Company agreed to satisfy $16,000 of accrued consulting fees by the outright issuance of 100,000 common shares. Management determined the then fair value of the Company's common stock to be $.16 per share and subsequently recommended to the board of directors that this share issuance come from the Company's 1998 Performance Equity Plan. (See Note 11A). On May 14, 2002, the Company's board of directors approved, from the 1998 Performance Equity Plan, the outright grant of 100,000 common shares in payment of the $16,000 of accrued liability. The average closing price of the Company's common stock for the last five days the stock traded in May 2002 was $.16 per share. This grant used the remaining 100,000 shares/options available under the 1998 Plan.

In December of 2002, the Company agreed to satisfy $14,250 of accrued professional fees and accrued liabilities by the issuance of 475,000 common shares. Management determined the then fair value of the Company's common stock to be $.03 per share and subsequently recommended to the board of directors that 225,000 share issuance come from the Company's 2002 Stock Award and Incentive Plan and 250,000 shares issuance from outside of any plan. (See Note 11A).

From March through December of 2002, the Company issued 53,281,905 shares of common stock to various holders who elected to convert their shares of the Class C preferred. Such shares were converted based on the formula in the designation of the preferences for the Class C. (See Note 8C).

Note  10  -  Income  Taxes:

There was no provision for current or deferred federal and state income tax expense (benefit) for the fiscal years ending 2002 and 2001, respectively.

At December 31, 2002, the Company has net operating tax loss carryforwards of approximately $3,300,000, which are available to offset future taxable income through 2022. A reconciliation of the federal statutory rate to the Company's effective tax rate for fiscal 2002 and 2001 is as follows:

                                                     2002            2001
                                                     ----            ----
Federal  statutory  rate  at  34%              $   (56,500)     $  (381,000)
     State  taxes,  net  of  federal  benefit            0                0
     Items  providing no carryforward benefit        56,500         381,000
                                               -----------       -----------
     Total                                     $         0      $         0
                                              ===============  =============

                                      F16

                     VillageWorld.com, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

Note  10  -  Income  Taxes:  -  (continued):

Deferred income taxes arise from the net operating tax loss and accelerated depreciation methods. The Company's deferred tax assets and liabilities at December 31, 2002 are as follows:

     Deferred  tax  assets:
          Net  operating  loss  carryforwards     $  1,027,000
          Valuation  allowance                      (1,027,000)
                                                   ------------
          Net  deferred  tax  asset             $            0
                                                ===============

The Company provides a valuation allowance account for that portion of its deferred tax assets, which more likely than not will not be realized. The deferred tax valuation allowance increased by $57,800 in 2002 and $278,100 in 2001.

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

The Company's 1996 Performance Equity Plan provides for the issuance of awards of up to 70,000 shares of common stock to employees, officers, directors and consultants. The awards, which generally vest over four years, may consist of incentive stock options, nonqualified options, restricted stock awards, deferred stock awards, stock appreciation rights and other awards as described in the 1996 Plan. A summary of activity in the 1996 Plan for fiscal 2002 and 2001 follows:




                                       2002       Weighted Average        2001       Weighted Average
                                     Shares        Exercise Price        Shares        Exercise Price
                               ---------------   ----------------  -----------------  ----------------
Outstanding at beginning of year          51,780  $            8.22          41,780  $           10.17
Granted during the year. . . . .           8,232               0.26          10,000               0.10
Exercised during the year. . . .               0               0.00               0               0.00
                                  --------------  -----------------  --------------  -----------------
Outstanding at end of year . . .          60,012  $            7.13          51,780  $            8.22
                                  ==============  =================  ==============  =================
Exercisable at end of year . . .          60,012  $            7.13          51,660  $            8.23
                                  ==============  =================  ==============  =================



                                      F17

                     VillageWorld.com, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

Note  11  -  Common  Stock  Purchase  Options  and  Warrants  -  (continued):

The following table summarizes outstanding and exercisable stock options, under the 1996 Plan at December 31, 2002:


           Grant      Number      Weighted Avg.     Number     Expiration
           Date    Outstanding   Exercise Price   Exercisable     Date
          -------  ------------  ---------------  -----------  ----------
          3/31/02.    8,232      $   0.26            8,232      3/31/12
          3/30/01.   10,000          0.10           10,000      3/29/11
          3/31/00.   10,000          2.00           10,000      3/30/10
          3/31/99.    8,000        0.9375            8,000      3/30/09
          4/22/98.      480         3.125              480      4/21/08
          3/31/98.    8,000        4.6875            8,000      3/29/08
         12/15/97    2,100         10.00             2,100     12/14/07
          3/31/97.   10,000        26.875           10,000      3/30/07
          7/11/96.      200         42.30              200      7/10/06
          3/31/96.    3,000         20.00            3,000      3/30/06
                      -------  ------------  ---------------

                     60,012 .    $   7.13           60,012
                    ========     =========        =========

At December 31, 2002, there are no options available for future grants under the 1996 Plan.

The Company's 1998 Performance Equity Plan provides for the issuance of up to 400,000 shares of common stock to employees, officers, directors and consultants. The awards may consist of incentive stock options, nonqualified options, restricted stock awards, deferred stock awards, stock appreciation rights and other awards as described in the 1998 Plan. The board of directors determines vesting periods. In September 2001, an outright grant of 75,000 common shares was made under the Plan. In May 2002, an outright grant of 100,000 common shares was made under the Plan. At December 31, 2002, there were 100,000 options outstanding, exercisable at $1.00 per share and 100,000 options outstanding, exercisable at $0.01 per share. There are no options available for future grants under the 1998 Plan.

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

On each of March 30, 2002 and March 30, 2001, the Company's directors received their annual automatic grant of options pursuant to the Company's 1996 Performance Equity Plan to purchase an aggregate of 10,000 shares of common stockSuch options are exercisable for a term of ten years at $.26 and $.10 per share, respectively. The aggregate fair value of such options at the grant dates were $2,540 in 2002 and $1,000 in 2001, calculated using the Black-Scholes option pricing method, with an expected life of five years, no dividends, volatility of 197% and 188%, respectively, and a risk-free interest rate of 4.88% and 4.65%, respectively. Such fair values are not recognized under the intrinsic value method of accounting specified by Accounting Principles Board Opinion No. 25. If the fair value method required by Statement of Financial Accounting Standards No.123 had been followed, net loss for 2002 and 2001 on pro forma bases would be $1,732,978 and $1,121,146, respectively, and net loss per share would be unchanged at $.01 in 2002 and $.01 in 2001.

                                      F18

                     VillageWorld.com, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

Note  11  -  Common  Stock  Purchase  Options  and  Warrants  -  (continued):

A.    Stock  Options  -  (continued):

The Company's 2002 Stock Award and Incentive Plan was adopted and ratified in June 2002. The 2002 Plan provides for a broad range of awards, including incentive and non-qualified options, restricted and deferred stock, performance awards, stock appreciation rights and other types of equity awards. A total of 2,000,000 of shares of Common Stock are reserved and available for grant under the 2002 Plan. The 2002 Plan carries forward the automatic annual grant of 2000 options to each director provided by the 1996 Plan.

In December 2002, an outright grant of 225,000 common shares was made under the Plan. These shares have been deemed issued and outstanding due to the nominal exercise price of such options.

In December 2002, the Company granted ten year options to purchase 297,000 shares of common stock at an exercise price of $.03 per share to various employees of the Company.

In December 2002, the Company granted 1,768 ten year options at an exercise price of $.26 per share to the directors of the Company, as the remaining portion of the annual grant to each director.

In December 2002, the Company made a grant of 250,000 ten year options, outside of any plan, to two employees of the Company. These options have an exercise price of $0.03. These options have been deemed issued and outstanding due to the nominal exercise price of such options.

At December 31, 2002, a total of 556,780 options were outstanding under the above plans and the freestanding grant. Options to purchase 292,000 shares at $.01 per share are excluded from the above totals, as such shares are deemed issued and outstanding due to the nominal exercise price of such options. (See
Note  11  B).

In February 2001 the Company granted ten year options to purchase 25,000 shares of common stock at an exercise price of $0.10 per share to various employees of the Company.

B.     Warrants:

At  December  31,  2002,  the  following  warrants  were  outstanding:




                                   Shares Reserved      Exercise Price   Expiration Date
                                   ---------------      ---------------  ---------------
  Private Placement Unit Warrants          666,667           1.00          April 16, 2005
  Placement Agent Warrants. . . .            5,000           1.00          April 16, 2005
  Other Warrants. . . . . . . . .            4,000    $  5.00 - $8.75      April 30, 2003
                                   ---------------
  Total . . . . . . . . . . . . .          675,667
                                   ===============

                                      F19

                     VillageWorld.com, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

Note  12  -  Subsequent  Events  -  (Unaudited):

A.     Proposed  Reverse  Merger:

The Company, on August 8th, 2003, signed a letter of intent to enter into a reverse merger with a company pursuant to which the Company will exchange 55% of its outstanding shares for 100% of the outstanding shares of the merging company. The merging company will become the controlling entity of the surviving company. It is anticipated that all of Villageworld's subsidiaries will become independent entities upon completion of the merger. If the proposed merger is effected, the merged companies will seek to expand their business with the goal of returning to profitability. Failure of the merger to take place would leave in question the Company's ability to continue as a going concern. (See Note 1B).


B.     Capital  Stock  Transactions:  Common  Stock:

On February 5th, 2003, the Company made a stock grant not pursuant to any Company plan, of 550,000 shares of Common Stock to an employee and consultant of the Company.


C.     Lease  Default:

The landlord has received a judgment on the Company for past due rent, interest and all legal costs and fees amounting to $38,100.

D.     Sub-Lease  Commitment:

The Company has entered into a verbal sub-lease agreement for one of its office leases. The Company is waiting for the sub-lessee's board of directors approval to sign a sub-lease agreement. The lease period is form September 1, 2003 to January 31, 2005, at a monthly amount equal to the Company's lease agreement including rent, real estate tax escalations and utilities.

                                      F20