Form 10QSB
period 2003-03-31
VILLAGEWORLD COM INC
filed 2003-10-03
CIK 1006708

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[  x  ]            QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
                          OF THE SECURITIES ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

[     ]           TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
                          OF THE SECURITIES ACT OF 1934
            FOR THE TRANSITION PERIOD FROM ___________TO ____________

                         COMMISSION FILE NUMBER: 0-28058


                             VILLAGEWORLD.COM, INC.
             (Exact name of registrant as specified in its charter)
        NEW  YORK                                   11-3137508
 (State or other jurisdiction of                (I.R.S.  Employer
  incorporation or organization)               Identification  No.)

                               620 JOHNSON AVENUE
                            BOHEMIA, NEW YORK  11716

          (Address, including zip code, of principal executive offices)

                                 (631) 218-0700
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)Yes     __      No    X
                         -

(2)Yes     X     No    __
           -

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: At March 25, 2003, the issuer had outstanding 77,337,935 shares of Common Stock, par value $.001 per share. Pursuant to the terms of the Company's Certificate of Incorporation, the conversion of all outstanding Class C Preferred Stock automatically occurred on December 28, 2002. As of September 18, 2003, the holders of the outstanding Class B Preferred Stock have elected to convert their Class B Preferred Stock into shares of Common Stock. At September 24, 2003, the issuer had outstanding 147,217,695 shares of Common Stock, par value $.001 per share.


Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes[  ]  No[X]

                             VILLAGEWORLD.COM, INC.

                                   FORM 10-QSB

                                 MARCH 31, 2003

                                      INDEX

                         PART I - FINANCIAL INFORMATION




                                                                                                             Page
                                                                                                           ------

Item 1.             Unaudited Consolidated Balance Sheet. . . . . . . . . .                                      3

                    Unaudited Consolidated Statements of Operations . . . .                                      4

                    Unaudited Consolidated Statements of Cash Flows . . . .                                      5

                    Unaudited Consolidated Statements of Stockholder Equity                                      6

                    Unaudited Notes to Consolidated Financial Statements. .                                      7

Item 2. . . . . . . Management's Discussion and Analysis of Financial
                    Condition and Results of Operations . . . . . . . . . .                                     10

Item 3. . . . . . . Controls and Procedures                                                                     13


                         PART II - OTHER INFORMATION

Item 1. . . . . . . Legal Proceedings                                                                           14

Item 2. . . . . . . Changes in Securities                                                                       14

Item 3. . . . . . . Defaults by the Company upon Its Senior Securities                                          14

Item 4. . . . . . . Submission of Matters to a Vote of Security Holders                                         14

Item 5. . . . . . . Other Information                                                                           14

Item 6. . . . . . . Exhibits and Reports on Form 8-K                                                            15

                    Signatures. . . . . . . . . . . . . . . .                                                   16

                    Certification Pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002. . . . . . . . . . . . . . .                                17 - 18


                               VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEET



                                                                 March 31, 2003    December 31, 2002
                                                                ----------------  -------------------
ASSETS
Current Assets:
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         2,030   $                -
Accounts receivable, net of allowance for doubtful accounts. .          161,053              258,896
Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . .           14,433               14,587
Prepaid expenses and other current assets. . . . . . . . . . .           52,031               74,035
                                                                ----------------  -------------------
  Total Current Assets . . . . . . . . . . . . . . . . . . . .          229,547              347,518


Fixed assets, net of accumulated depreciation. . . . . . . . .          141,752              156,573
Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . .          300,000              300,000
Other assets . . . . . . . . . . . . . . . . . . . . . . . . .           16,721               17,321
                                                                ----------------  -------------------
  TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       688,020   $          821,412
                                                                ================  ===================


LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Cash Overdraft . . . . . . . . . . . . . . . . . . . . . . . .  $             -   $            4,856
Note payable - bank. . . . . . . . . . . . . . . . . . . . . .  $       192,718              192,718
Accounts payable and accrued expenses. . . . . . . . . . . . .          826,153              824,268
Commissions payable. . . . . . . . . . . . . . . . . . . . . .          111,195              111,195
Deferred income. . . . . . . . . . . . . . . . . . . . . . . .           41,460               64,633
Loans payable, related parties . . . . . . . . . . . . . . . .        1,045,133            1,036,065
                                                                ----------------  -------------------
  Total Current Liabilities. . . . . . . . . . . . . . . . . .        2,216,659            2,233,735

  Total Liabilities. . . . . . . . . . . . . . . . . . . . . .        2,216,659            2,233,735
                                                                ----------------  -------------------

Stockholders'  Deficiency:
Convertible Class B preferred stock; $.001 par value;
 1,000,000 shares authorized; 508,152 shares issued
 and outstanding . . . . . . . . . . . . . . . . . . . . . . .              508                  508
Common stock; $.001 par value; 200,000,000 shares authorized;
  77,337,935 and 77,337,935 shares issued, respectively. . . .           77,338               77,338
Additional paid in capital . . . . . . . . . . . . . . . . . .        6,136,299            6,125,907
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . .       (7,675,240)          (7,548,532)
Stock subscription receivable. . . . . . . . . . . . . . . . .           (2,920)              (2,920)
Treasury stock (65,279 shares at cost) . . . . . . . . . . . .          (64,624)             (64,624)
                                                                ----------------  -------------------
  Total stockholders' deficiency . . . . . . . . . . . . . . .       (1,528,639)          (1,412,323)
                                                                ----------------  -------------------

  TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       688,020   $          821,412
                                                                ================  ===================
                                                                              -


     The accompanying notes are an integral part of the financial statements.


                           VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                 Three Months Ended
                                                          March 31, 2003     March 31, 2002
                                                       --------------------  ---------------
REVENUES:
Subscription services . . . . . . . . . . . . . . . .  $           103,606   $       577,541
Installation, maintenance and consulting. . . . . . .               94,391           390,332
Hardware sales. . . . . . . . . . . . . . . . . . . .               16,883           115,818
Other revenues. . . . . . . . . . . . . . . . . . . .                2,769             1,221
                                                       --------------------  ---------------
          Total revenues. . . . . . . . . . . . . . .              217,649         1,084,912
                                                       --------------------  ---------------

COSTS AND EXPENSES:
Cost of sales . . . . . . . . . . . . . . . . . . . .               98,015           615,792
Selling, general and administrative . . . . . . . . .              219,252           398,737
Interest expense. . . . . . . . . . . . . . . . . . .               27,090            30,159
                                                       --------------------  ---------------
          Total costs and expenses. . . . . . . . . .              344,357         1,044,688
                                                       --------------------  ---------------

Pre-tax income (loss) . . . . . . . . . . . . . . . .             (126,708)           40,224

Provision for income taxes. . . . . . . . . . . . . .                    -             2,000
                                                       --------------------  ---------------

Net income (loss) . . . . . . . . . . . . . . . . . .             (126,708)           38,224

Preferred stock dividends paid in-kind and accrued. .                    -            13,406
                                                       --------------------  ---------------

Net income (loss) applicable to common stockholders .  $          (126,708)  $        24,818
                                                       ====================  ===============

Basic and diluted net income (loss) per common share.  $                 -   $             -
                                                       ====================  ===============

Weighted average common shares outstanding,
 giving effect to the conversion to common stock
 of all Class B Preferred Stock outstanding:
 Basic. . . . . . . . . . . . . . . . . . . . . . . .          147,947,632        93,556,522
                                                       ====================  ===============
 Diluted. . . . . . . . . . . . . . . . . . . . . . .          147,947,632        93,556,982
                                                       ====================  ===============

Pro-forma amounts assuming retroactive
 application of Statement of Financial
 Accounting Standards No. 142:
Net income (loss) . . . . . . . . . . . . . . . . . .  $          (126,708)  $        38,224
                                                       ====================  ===============
Net income (loss) applicable to common stockholders .  $          (126,708)  $        24,818
                                                       ====================  ===============
Basic and diluted net income (loss) per common share.  $                 -   $             -
                                                       ====================  ===============



     The accompanying notes are an integral part of the financial statements.


                                       VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                    Three Months Ended March 31,
                                                                                        2003                  2002
                                                                           ------------------------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                    (126,708)  $  38,224
                                                                           ------------------------------  ----------

Adjustments to reconcile to net cash used by operating activities:
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . .                         15,421      17,817
  Interest expense accrued and imputed on related party loans . . . . . .                         19,460      18,113
  Decrease (increase) in:
      Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . .                         97,843      51,191
      Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                            154         182
      Prepaid expenses and other current assets . . . . . . . . . . . . .                         22,004      38,492
  Increase (decrease) in:
      Accounts payable and accrued expenses . . . . . . . . . . . . . . .                          1,885    (161,356)
      Commissions payable . . . . . . . . . . . . . . . . . . . . . . . .                              -      45,353
      Deferred income . . . . . . . . . . . . . . . . . . . . . . . . . .                        (23,173)    (39,374)
      Cash overdraft                                                                              (4,856)          -
                                                                           ------------------------------  ----------
  Total adjustments . . . . . . . . . . . . . . . . . . . . . . . . . . .                        128,738     (29,582)
                                                                           ------------------------------  ----------
Net cash provided (required) by operating activities. . . . . . . . . . .                          2,030       8,642
                                                                           ------------------------------  ----------

  Exercise of stock options . . . . . . . . . . . . . . . . . . . . . . .                              -         600
  Related party loan proceeds (repayments). . . . . . . . . . . . . . . .                              -     (15,567)
                                                                           ------------------------------  ----------
Net cash provided (required) by financing activities. . . . . . . . . . .                              -     (14,967)
                                                                           ------------------------------  ----------

NET DECREASE IN CASH. . . . . . . . . . . . . . . . . . . . . . . . . . .                          2,030      (6,325)
Cash, beginning of period . . . . . . . . . . . . . . . . . . . . . . . .                              -      91,064
                                                                           ------------------------------  ----------
Cash, end of period . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                       2,030   $  84,739
                                                                           ==============================  ==========
                                                                                                       -           -

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest . . . . . . . . . . . . . . . . . . . .                                               7,630      12,046

Supplemental disclosures of non-cash investing and
 financing activities:
  Cumulative $6 Class C preferred stock dividend
   accrued/paid in-kind. . . . . . . . . . . . . . .                                                   -      13,406
  Capital contribution imputed for interest expense                                               10,392      10,337


     The accompanying notes are an integral part of the financial statements.


                                  VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                 For the Three Months Ended March 31, 2003


                                         Class B
                                      Preferred Stock                  Common Stock
                                      ---------------                  ------------
                                  Shares        Amount              Shares      Amount
                              -----------  ----------------     ----------     -------
Balance, January 1, 2003 . .          508,152  $       508        77,337,935  $   77,338

Capital contribution imputed
 for interest expense

Net loss . . . . . . . . . .                -            -                 -           -
                               ---------------  -----------      -----------  ----------

Balance, March 31, 2003. . .          508,152  $       508        77,337,935  $   77,338
                               =============== ============      ===========  ==========






                              Additional                      Stock                                          Total
                                Paid-In     Accumulated    Subscription         Treasury Stock           Stockholder's
                                                                            ---------------            ---------------
                                Capital       Deficit       Receivable        Shares         Amount      Deficiency
                              -----------  -------------  --------------  ---------------  ------------  ----------
Balance, January 1, 2003 . .  $ 6,125,907  $ (7,548,532)  $      (2,920)        (65,279)  $      (64,624)  $(1,412,323)

Capital contribution imputed
 for interest expense. . . .       10,392                                                                  $    10,392

Net loss . . . . . . . . . .            -      (126,708)              -               -                -      (126,708)
                              -----------  -------------  --------------  --------------  ---------------  ------------

Balance, March 31, 2003. . .  $ 6,136,299  $ (7,675,240)  $      (2,920)        (65,279)  $      (64,624)  $(1,528,639)
                              ===========  =============  ==============  ==============  ===============  ============


     The accompanying notes are an integral part of the financial statements.

                VILLAGEWORLD.COM,  INC.  AND  SUBSIDIARIES
     NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

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

The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results of operations for the full year ending December 31, 2003. The accompanying financial statements should be read in conjunction with the Company's financial statements for the year ended December 31, 2002 appearing in the Company's Annual Report on Form 10-KSB.

(Note  2)          Going  Concern  and  International  Expansion  of  Networking
                   -------------------------------------------------------------
                   Operations
                   ----------

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's losses from operations in fiscal 2002 and 2001 and related use of cash for operating activities have resulted in an extremely tight cash position and a deficit in working capital of $1,987,112 at March 31, 2003 and a current ratio at such date of 0.10 to 1. The Company's current financial position raises the question as to its ability to continue as a going concern. In October 2001 the Company announced the final approval by the U.S. Air Force of a multi-million dollar contract to implement a local and wide area network solution for the Royal Saudi Air Force ("RSAF") awarded to a related company, ATTI International Development, Inc. ("AID"), which sub-contracted a portion thereof to the Company pursuant to a verbal agreement. In December 2001 the Company commenced work on its portion of the initial contract. As of August 15, 2002, the Company has substantially completed its work on the initial contract and has received $600,000 and had also completed work on a second verbally agreed-to contract, for which it received $300,000. AID has advised the Company it is hopeful of being awarded additional contracts on similar projects with the Saudi Arabian government, which would likely require the Company's work as a sub-contractor. Presently two such projects are being pursued for low and medium to high eight figure amounts, respectively. It is not yet known what portion of these contracts, if eventually awarded to AID, would be subcontracted to the Company; the Company's portion of the first completed contract comprised approximately 10%. The Company is also independently seeking additional contracts with the Saudi government. At present there are two projects being pursued, for high seven and low to moderate eight figure amounts, respectively. There is no assurance that AID or the Company will be awarded any of these projects. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty..

(Note  3)          Bank  Loan
                   ----------

The Company's bank debt of $192,718 is due on October 31, 2003. The related credit facility presently provides for a $200,000 credit line.

(Note  4)          Loans  Payable,  Related  Parties
                   ---------------------------------

None of the Company's related party indebtedness was repaid during the first quarter of 2003. At March 31, 2003, $1,045,133, including accrued interest, is outstanding, repayment of which is due December 31, 2003.

 (Note  5)     Common  Stock  Options
               ----------------------

Pursuant to the Company's 1996 Performance Equity Plan, on March 31st of each calendar year during the term of the 1996 Plan, assuming there are enough shares and/or options then available for grant under the 1996 Plan, each person who is then a director of the Company is awarded stock options to purchase 2,000 shares of common stock at the fair market value thereof, all of which options are immediately exercisable as of the date of grant and have a term of ten years. These are the only awards that may be granted to a director of the Company under the 1996 Plan. At March 31, 2003 there were 60,012 shares exercisable and outstanding under the plan and no options available for future grants.

The Company's 1998 Performance Equity Plan provides for the issuance of up to 400,000 shares of common stock to employees, officers, directors and consultants. The awards may consist of incentive stock options, nonqualified options, restricted stock awards, deferred stock awards, stock appreciation rights and other awards as described in the 1998 Plan. The board of directors determines vesting periods. In September 2001, an outright grant of 75,000 common shares was made under the Plan. In May 2002, an outright grant of 100,000 common shares was made under the Plan. At March 31, 2003, there were 100,000 options outstanding, exercisable at $1.00 per share and 100,000 options outstanding, exercisable at $.01 per share. There are no options available for future grants under the 1998 Plan.

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

At March 31, 2003, a total of 556,780 options were outstanding under the above plans and the freestanding grant. Options to purchase 292,000 shares at $.01 per share are excluded from the above totals, as such shares are deemed issued and outstanding due to the nominal exercise price of such options.

At  March  31,  2003,  the  following  warrants  were  outstanding:

                              Shares Reserved  Exercise Price   Expiration Date
                             ----------------  --------------   ---------------

Private Placement Unit Warrants     666,667        1.00        April  16,  2005
Placement  Agent Warrants             5,000        1.00        April  16,  2005
Other  Warrants                       4,000     $5.00  -$8.75  April  30,  2003
                                   --------
     Total                          675,667
                                    =======

(Note  6)     Litigation
              ----------

In April 2002, ICS was named as the defendant in a breach of contract complaint brought by a customer who had ordered computer equipment pursuant to a fixed bid. The complaint specifies damages of $91,052 plus costs. Management does not believe that any significant loss to the Company will result.

VillageWorld.com is the defendant in a breach of contract complaint brought by a former customer. The claim is in the amount of $220,000. The company has denied the elements of the complaint and intends to contest the claims.


(Note  7)     Subsequent  Events-Proposed  Reverse  Merger
              --------------------------------------------

The Company, on August 8th, 2003, signed a letter of intent to enter into a reverse merger with a company pursuant to which the Company will exchange 55% of its outstanding shares for 100% of the outstanding shares of the merging company. The merging company will become the controlling entity of the surviving company. It is anticipated that all of Villageworld's subsidiaries will become independent entities upon completion of the merger. If the proposed merger is effected, the merged companies will seek to expand their business with the goal of returning to profitability. Failure of the merger to take place would leave in question the Company's ability to continue as a going concern. (See Note 2).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF  OPERATIONS
         --------------

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

RESULTS  OF  OPERATIONS:
Total revenues decreased $867,263, or 79.9%, to $217,649 in the first quarter of 2003 from $1,084,912 one year ago, as decreases were felt in all areas of the Company's sales. Subscription services decreased by $473,935 or 82.1% to $103,606 in the first quarter 2003 from $577,541 one year ago, principally due to the contract termination of the Company's largest customer for such services, Ultrastar in June 2002. Sales to Ultrstar last year for the quarter ended March 31, 2002 were $370,817 or 34.2%, of the total revenue. The Company's costs for providing subscription services was reduced greatly because of the high connectivity costs and fees (see cost of sales). The Company is trying to restructure and concentrate on its labor based installation, maintenance and consulting services, which has a significantly greater mark-up than its subscriptions sales.

Sales of hardware fell by $98,935 or 85.4%, to $16,883 from $115,818 in the first quarter of 2002. There has been a steady decline in this area reflecting a slowdown of capital expenditures by the Company's customers, consistent with the economy as a whole. The Company has seen recent indications of a slow recovery in its domestic networking business, which is primarily with local school districts.

Installation, maintenance and consulting service revenues decreased by $295,941 or 75.8%, to $94,381 in the 2003 first quarter from $390,332 one year ago. This decrease was entirely due to completion of the Company's sub-contracting work on the RSAF Prince Sultan Air Force Base computer network upgrade project in Saudi Arabia. Three monthly contract-related payments of $100,000 each were received in the first quarter of 2002 on this project, which commenced in December 2001 and ended in August 2002. Both the Company and AID are seeking additional projects, for which various bids are outstanding, but for which no contracts have been awarded.
Other  revenues  increased  by  $1,548  to  $2,769  from  $1,221  last  year.

Cost of sales was $98,015, representing 45% of total revenue for the three months ended March 31, 2003, compared to $615,792, constituting 56.8% of total revenues for the three months ended March 31, 2002. Cost of sales of ICS was $25,848 or 22.6% of hardware sales, installation services and maintenance/consulting for the three months ended March 31, 2003, compared to $133,579 or 26.4%, one year ago. Cost of sales of VillageWorld was $72,167, or 69.3% of revenues for the three months ended March 31, 2003, compared to $482,213, or 83.5% one year ago. This increase in margin reflects a 62.8% decrease in connectivity and telephone costs to $67,393 in the 2003 first quarter compared to $181,050 in the 2002 first quarter associated with the loss of Ultastar. In the first quarter of 2002 the Company had expenses of $297,075 for Ultrastar fees it was it had to pay. There were no fees paid to Ultrastar in the 2003 first quarter.

Total gross margin decreased by $349,486 or 7.4% to $119,634 in the first three months of 2003 from $469,120 one year ago. As a percentage of sales, this measure increased by 11.8% to 55% from 43.2%.

Selling, general and administrative expenses (SG&A) were $219,252 for the quarter ended March 31, 2003, a decrease of $179,485, or 45%, from $398,737 one year ago. Payroll and related benefits, which comprise the largest single item in this expense classification, mirrored the decrease in this category as a whole by declining 45% to $135,181 in 2003 from $245,699 in 2002. As a percentage of sales, these costs increased by 63.9% to 100.7% in 2003 from 36.8% in 2002. Of the total SG&A expenses in 2003, $169,279 was for ICS and $49,973 was for VillageWorld, as compared to $302,989 and $95,748, respectively, one year ago. As a percentage of sales these costs increased by 89.1% to 149% for ICS and by 31.4% to 48% for VillageWorld, reflecting the large decline in total revenues for the Company.

Interest expense decreased by $3,069, or 10.2%, to $27,090 for the quarter ended March 31, 2003 from $30,159 one year ago. Included in this expense category are certain vendor late charges, incurred by the Company as an unavoidable consequence of its tight cash position. The Company has been working closely with its vendors to keep such late charges to a minimum. Interest is also incurred on the Company's related party debt. Although a portion of such debt bears no or below market interest rates, the Company imputes interest expense up to a fair market value therefor, 7.5% per annum for the applicable periods.

Pre-tax loss for the 2003 first quarter was $126,708, representing 58.2% of sales, compared to a pre-tax income of $40,224, constituting 3.7% of sales one year ago. The 11.8% increase in gross margin, was offset by the increase in the ratio of SG&A expenses to gross profit from 85% in 2002 to 183.3% in 2003.

There were no preferred stock dividends in the first quarter of 2003 as compared to $13,406 in the first quarter 2002. Net loss attributable to common stockholders was $126,708 in the first quarter of 2003 compared to a net income applicable to common stockholders of $24,818 in 2002. Earnings (loss) per share, which gives effect to the conversion of all Series B Preferred Stock outstanding were nil in each period.

LIQUIDITY  AND  CAPITAL  RESOURCES:

Cash at March 31, 2003, all of which is maintained at the same bank was $2,030 compared to an overdraft of $4,856 at December 31, 2002. However in the first seven months of 2003 the Company's cash position deteriorated. ICS had overdrafts in both its checking accounts on various dates during the period of January through July 2003. The highest amount overdrawn was $36,243, which occurred in June. June 2003 had the most number of days, a total of 26, that the account was overdrawn. During the same seven month period, VillageNet account was overdrawn one day in July for $723. Village World checking account was overdrawn for two days in March 2003, $1,999 being the high overdraft amount. In May 2003 there was a $4,247 judgment filed against Village World/ Big City Bagels by Kemper Insurance Companies for an outstanding balance plus interest on a Worker's Compensation Insurance policy that was in effect from November 29, 1999 through November 29, 2000. The Village World checking account has been frozen until the judgment is satisfied. In July 2003, Graybar Electric Company filed a $5,101 judgment against ICS. Graybar is one of ICS's vendors and the amount of the judgment is for various materials needed to complete sales jobs purchased by ICS plus interest and penalties. (See additional litigations pending in note 6)

Accounts receivable decreased by $97,843 to $161,053 at March 31, 2003 from $258,896 at December 31, 2002. The decrease reflects an overall reduction of sales and allowance for bad debt.

Inventory decreased by $182 to $24,884 at March 31, 2003 from December 31, 2002. The relatively small balance in this account reflects the reductions in hardware sales.

Prepaid expenses and other current assets decreased by $22,004 to $52,031 at March 31, 2003 from $74,035 at December 31, 2002, reflecting amortization of prepaid insurance and other routine reductions in the accounts therein.

Accounts payable and accrued expenses slightly increased by $1,885 to $826,153 at March 31, 2003 from $824,268 at December 31, 2002.

Notes and loans payable increased by $9,068 to $1,237,851 at March 31, 2003 from $1,228,783 at December 31, 2002. The increase reflects interest accrued and imputed on related party loans. Interest is imputed to reflect a fair interest rate on certain non-interest bearing and below market rate loans. As of March 31, 2003 loans payable to related parties totaled $1,045,133, all of which were due August 1, 2003. Notes payable to the bank remained unchanged at $192,718 at March 31, 2003. Borrowings under the line, which may not exceed $200,000, are due October 31, 2003.

Operating activities provided cash of $6,886 for the quarter ended March 31, 2003 compared to $8,642 provided by the corresponding period one year ago.

The were no cash required for financing activities in the current quarter as compared to investing activities compared to $14,967 required one year ago which was principally for related party debt repayments.

At March 31, 2003, the Company increased its working capital deficit by $100,895 to $1,987,112 from $1,886,217 at December 31, 2002. The large working capital deficit raises the question of the Company's continuation as a going concern. Included in such working capital deficit is $1,045,133 of related party debt, due August 1, 2003, which the Company will has not been able to restructure given its extremely tight cash position and inability to secure additional funding.

ITEM  3.   CONTROLS  AND  PROCEDURES
           -------------------------

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in this quarterly report. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, the Company reviewed its internal controls, and there have been no significant changes in those internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                                    PART II.
                                OTHER INFORMATION

ITEM  1.   LEGAL  PROCEEDINGS
           ------------------

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

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS
          -----------------------------------------------

None.

ITEM  3.  DEFAULTS  BY  THE  COMPANY  UPON  ITS  SENIOR  SECURITIES
          ---------------------------------------------------------

None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
          -----------------------------------------------------------

None.

ITEM  5.  OTHER  INFORMATION
          ------------------

Subsequent  Events

On September 18, 2003, pursuant to the written election of the holders, the Company issued 44,252,344 shares of Common Stock to the holders of Class B Preferred Stock in conversion of all of the issued and outstanding Class B Preferred Stock. Pursuant to the Amended and Restated Certificate of Incorporation of the Company, the Class B Preferred Stock converts into shares of Common Stock of the Company upon the election of the holders of the Class B Preferred Stock.

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

ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K
            -------------------------------------

a)  Exhibits

     Exhibit 99.1 Certification of Chief Executive Officer pursuant to Exchange Act Rules 13A-14 and 15D-14
     Exhibit 99.2 Certification of Chief Financial Officer pursuant to Exchange Act Rules 13A-14 and 15D-14

b)  Reports  on  Form  8-K

     On January 31, 2003, the Company filed a Form 8-K reporting that all of the Class C Preferred Stock together with dividends accrued thereon was automatically converted pursuant to the Certificate of Incorporation of the Company, as amended, on December 28, 2003. This report was amended on February 6, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             VILLAGEWORLD.COM,  INC.
                                             -----------------------
                                                      (Registrant)


Dated:  October 3,  2003                   By  /s/  Peter  J.  Keenan
                                               ----------------------
                                                  Peter  J.  Keenan
                                         Chairman of the Board, President
                                        and Principal  Executive  Officer


Dated:  October 3,  2003                   By  /s/  Celia  I.  Schiffner
                                               -------------------------
                                                  Celia  I.  Schiffner
                                                    Treasurer  and
                                                Chief Executive Officer

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

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

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

 a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

 b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The Company's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 3,  2003
/s/  Peter  J.  Keenan
----------------------
Chairman  of  the  Board of Directors, President and Principal Executive Officer

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

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

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

 a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

 b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The Company's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 3,  2003
/s/  Celia  I.  Schiffner
-------------------------
Treasurer  and  Principal  Financial  Officer