Form 10QSB
period 2003-06-30
VILLAGEWORLD COM INC
filed 2003-10-03
CIK 1006708

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[  x  ]            QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
                          OF THE SECURITIES ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

(1)Yes     __      No    X
                         -

(2)Yes     X     No    __
           -

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: At June 25, 2003, the issuer had outstanding 77,337,935 shares of Common Stock, par value $.001 per share. Pursuant to the terms of the Company's Certificate of Incorporation, the conversion of all outstanding Class C Preferred Stock automatically occurred on December 28, 2002. As of September 18, 2003, the holders of the outstanding Class B Preferred Stock have elected to convert their Class B Preferred Stock into shares of Common Stock. At September 24, 2003, the issuer had outstanding 147,217,695 shares of Common Stock, par value $.001 per share.


Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes[  ]  No[X]

                             VILLAGEWORLD.COM, INC.

                                   FORM 10-QSB

                                  JUNE 30, 2003

                                      INDEX

                         PART I - FINANCIAL INFORMATION




                                                                                      Page
                                                                                   -------

  Item 1. . . . .Unaudited Consolidated Balance Sheet                                   3

                 Unaudited Consolidated Statements of Operations . . . .                4

                 Unaudited Consolidated Statements of Cash Flows . . . .                5

                 Unaudited Consolidated Statements of Stockholder Equity                6

                 Unaudited Notes to Consolidated Financial Statements. .                7

Item 2. . . . . .Management's Discussion and Analysis of Financial
                 Condition and Results of Operations . . . . . . . . . .               10

Item 3. . . . . .Controls and Procedures                                               15


PART II - OTHER INFORMATION

Item 1. . . . . .Legal Proceedings                                                     16

Item 2. . . . . .Changes in Securities                                                 16

Item 3. . . . . .Defaults by the Company upon Its Senior Securities                    16

Item 4. . . . . .Submission of Matters to a Vote of Security Holders                   16

Item 5. . . . . .Other Information                                                     16

Item 6. . . . . .Exhibits and Reports on Form 8-K                                      17

                 Signatures. . . . . . . . . . . . . . . . . . . . . . .               18

                 Certification Pursuant to Section 302 of the
                 Sarbanes-Oxley Act of 2002. . . . . . . . . . . . . . .            19-20


                            VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEET


                                                           June 30, 2003    December 31, 2002
                                                          ---------------  -------------------
ASSETS
Current Assets:
Cash . . . . . . . . . . . . . . . . . . . . . . . . . .  $            -   $                -
Accounts receivable, net of allowance for
 doubtful accounts . . . . . . . . . . . . . . . . . . .         160,333              258,896
Inventory. . . . . . . . . . . . . . . . . . . . . . . .          13,757               14,587
Prepaid expenses and other current assets. . . . . . . .          27,625               74,035
                                                          ---------------  -------------------
          Total Current Assets . . . . . . . . . . . . .         201,715              347,518


Fixed assets, net of accumulated depreciation. . . . . .         126,333              156,573
Goodwill . . . . . . . . . . . . . . . . . . . . . . . .         300,000              300,000
Other assets . . . . . . . . . . . . . . . . . . . . . .          16,719               17,321
                                                          ---------------  -------------------
          TOTAL. . . . . . . . . . . . . . . . . . . . .  $      644,767   $          821,412
                                                          ===============  ===================


LIABILITIES AND STOCKHOLDERS' Deficiency
Current liabilities:
Cash overdraft . . . . . . . . . . . . . . . . . . . . .  $        8,913   $            4,856
Note payable - bank. . . . . . . . . . . . . . . . . . .         192,718              192,718
Accounts payable and accrued expenses. . . . . . . . . .         893,549              824,268
Commissions payable. . . . . . . . . . . . . . . . . . .         111,195              111,195
Deferred income. . . . . . . . . . . . . . . . . . . . .          60,770               64,633
Loans payable, related parties . . . . . . . . . . . . .       1,054,352            1,036,065
                                                          ---------------  -------------------
          Total Current Liabilities. . . . . . . . . . .       2,321,497            2,233,735
                                                          ---------------  -------------------

          Total Liabilities. . . . . . . . . . . . . . .       2,321,497            2,233,735
                                                          ---------------  -------------------

Stockholders' Deficiency:
Convertible Class B preferred stock; $.001 par value;
 1,000,000 shares authorized; 508,152 shares issued
 and outstanding . . . . . . . . . . . . . . . . . . . .             508                  508
Common stock;$.001 par value; 200,000,000 shares
 Authorized 77,337,935 and 77,337,935 shares issued,
 respectively.                                                    77,338               77,338
Additional paid in capital . . . . . . . . . . . . . . .       6,146,728            6,125,907
Accumulated deficit. . . . . . . . . . . . . . . . . . .      (7,833,760)          (7,548,532)
Stock subscription receivable. . . . . . . . . . . . . .          (2,920)              (2,920)
Treasury stock (65,279 shares at cost) . . . . . . . . .         (64,624)             (64,624)
                                                          ---------------  -------------------
          Total stockholders'deficiency. . . . . . . . .      (1,676,730)          (1,412,323)
                                                          ---------------  -------------------

          TOTAL. . . . . . . . . . . . . . . . . . . . .  $      644,767   $          821,412
                                                          ===============  ===================

     The accompanying notes are an integral part of the financial statements.


                                            VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                 Three Months Ended                 Six Months Ended

                                                     June 30, 2003      June 30, 2002     June 30, 2003   June 30, 2002
                                                     -------------  -----------------   ---------------  --------------
REVENUES:
Subscription services . . . . . . . . . . . . . . . .  $    81,053   $         909,862  $      184,660   $    1,487,403
Installation, maintenance and consulting. . . . . . .       65,726             404,692         160,117          795,024
Hardware sales. . . . . . . . . . . . . . . . . . . .          335              97,163          17,218          212,981
Other revenues. . . . . . . . . . . . . . . . . . . .        3,172                  25           5,941            1,246
                                                       ------------  -----------------  ---------------  --------------
  Total revenues. . . . . . . . . . . . . . . . . . .      150,286           1,411,742         367,936        2,496,654
                                                       ------------  -----------------  ---------------  --------------

COSTS AND EXPENSES:
Cost of sales . . . . . . . . . . . . . . . . . . . .       59,879             912,070         157,894        1,527,862
Selling, general and administrative . . . . . . . . .      222,889             413,576         442,141          812,313
Interest expense. . . . . . . . . . . . . . . . . . .       26,039              25,414          53,129           55,573
                                                       ------------  -----------------  ---------------  --------------
  Total costs and expenses. . . . . . . . . . . . . .      308,807           1,351,060         653,164        2,395,748
                                                       ------------  -----------------  ---------------  --------------

Pre-tax income (loss) . . . . . . . . . . . . . . . .     (158,521)             60,682        (285,228)         100,906
Benefit from  income taxes. . . . . . . . . . . . . .            -               2,000               -                -
                                                       ------------  -----------------  ---------------  --------------

Net income (loss) . . . . . . . . . . . . . . . . . .     (158,521)             62,682        (285,228)         100,906

Preferred stock dividends paid in-kind
 and accrued. . . . . . . . . . . . . . . . . . . . .            -              13,166               -           26,572
                                                       ------------  -----------------  ---------------  --------------

Net income (loss) applicable to common
 stockholders . . . . . . . . . . . . . . . . . . . .  $  (158,521)  $          49,516  $     (285,228)  $       74,334
                                                       ============  =================  ===============  ==============

Basic and diluted net income (loss) per
 common share . . . . . . . . . . . . . . . . . . . .            -   $               -               -   $            -
                                                       ============  =================  ===============  ==============

Weighted average common shares
 outstanding,giving effect to the
 conversion to common stock
 of all Class B Preferred Stock outstanding:
 Basic. . . . . . . . . . . . . . . . . . . . . . . .   147,838,239         93,722,709     147,838,239       93,640,303
                                                       ==============      ============   ============   ==============
 Diluted. . . . . . . . . . . . . . . . . . . . . . .   147,838,239         93,725,805     147,838,239       93,644,217
                                                       ==============      =============   ===========   ==============

Pro-forma amounts assuming retroactive
 application of Statement of Financial
 Accounting Standards No. 142:
Net income (loss) . . . . . . . . . . . . . . . . . .  $  (158,521)  $          62,682  $     (285,228)  $      110,906
                                                       ============  =================  ===============  ==============
Net income (loss) applicable to common
 stockholders . . . . . . . . . . . . . . . . . . . .  $  (158,521)  $          49,516  $     (285,228)  $       84,334
                                                       ============  =================  ===============  ==============
Basic and diluted net income (loss) per common share.            -   $               -  $            -   $            -
                                                       ============  =================  ===============  ==============

     The accompanying notes are an integral part of the financial statements.


                                VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                          Six Months Ended June 30,
                                                                           2003                 2002
                                                                ---------------------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss). . . . . . . . . . . . . . . . . . . . . . .  $                 (285,228)  $ 100,906
                                                                ---------------------------  ----------
Adjustments to reconcile to net cash provided
 (required) by operating activities:
  Depreciation and amortization. . . . . . . . . . . . . . . .                      30,240      35,632
  Stock issued for compensation. . . . . . . . . . . . . . . .                           -       8,600
  Interest expense accrued and imputed on related party loans.                      39,108      35,557
  Decrease (increase) in:
      Accounts receivable. . . . . . . . . . . . . . . . . . .                      98,563      40,662
      Inventory. . . . . . . . . . . . . . . . . . . . . . . .                         830         117
      Prepaid expenses and other current assets. . . . . . . .                      46,410      54,408
  Increase (decrease) in:
      Accounts payable and accrued expenses. . . . . . . . . .                      69,281    (189,395)
      Commissions payable. . . . . . . . . . . . . . . . . . .                           -      15,079
      Exchange payable . . . . . . . . . . . . . . . . . . . .                           -     148,185
      Deferred income. . . . . . . . . . . . . . . . . . . . .                      (3,863)   (158,469)
      Other current liabilites . . . . . . . . . . . . . . . .                       4,057           -
                                                                ---------------------------  ----------
  Total adjustments. . . . . . . . . . . . . . . . . . . . . .                     284,626      (9,624)
                                                                ---------------------------  ----------
Net cash provided (required) by operating activities . . . . .                        (602)     91,282
                                                                ---------------------------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in other assets . . . . . . . . . . . . . . . . . .                         602          13
                                                                ---------------------------  ----------
Net cash required by provided activities . . . . . . . . . . .                         602          13
                                                                ---------------------------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of stock options. . . . . . . . . . . . . . . . . .                           -         600
  Related party loan proceeds (repayments) . . . . . . . . . .                           -      (7,584)
                                                                ---------------------------  ----------
Net cash provided (required) by financing activities . . . . .                           -      (6,984)
                                                                ---------------------------  ----------

NET INCREASE (DECREASE) IN CASH. . . . . . . . . . . . . . . .                           -      84,311
Cash, beginning of period. . . . . . . . . . . . . . . . . . .                           -      91,064
                                                                ---------------------------  ----------
Cash, end of period. . . . . . . . . . . . . . . . . . . . . .  $                        -   $ 175,375
                                                                ===========================  ==========
                                                                                         -           -

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest . . . . . . . . . . . . . . . . . . . . . . . . .  $                   14,021   $  20,016

Supplemental disclosures of non-cash investing and
 financing activities:
  Common stock issued for prepaid services/executive
   compensation. . . . . . . . . . . . . . . . . . . . . . . .                           -       7,400
  Cumulative $6 Class C preferred stock dividend
   accrued/paid in-kind. . . . . . . . . . . . . . . . . . . .                           -      26,572
  Capital contribution imputed for interest expense                                 20,821      20,709

     The accompanying notes are an integral part of the financial statements.


VILLAGEWORLD.COM,  INC.  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENT  OF  STOCKHOLDERS'  DEFICIENCY
For  the  Six  Months  Ended  June  30,  2003


                                         Class B
                                     Preferred Stock                   Common Stock
                                  Shares            Amount           Shares       Amount
Balance, January 1, 2003 . .       508,152  $          508        77,337,935   $   77,338

Capital contribution imputed
 for interest expense

Net loss . . . . . . . . . .             -                -                -            -
                              ------------  ---------------        ----------   ---------

Balance, June 30, 2003 . . .       508,152  $           508       77,337,935   $   77,338
                              ============  ===============       ==========   ==========








                              Additional                      Stock                                          Total
                                Paid-In     Accumulated    Subscription         Treasury Stock            Stockholder's
                                Capital       Deficit       Receivable        Shares           Amount        Deficiency
Balance, January 1, 2003 . .  $ 6,125,907  $ (7,548,532)  $     (2,920)         (65,279)  $      (64,624)  $(1,412,323)

Capital contribution imputed
 for interest expense. . . .       20,821                                                                       20,821

Net loss . . . . . . . . . .            -      (285,228)             -                -                -      (285,228)
                              -----------  -------------  -------------  ---------------  ---------------  ------------

Balance, June 30, 2003 . . .  $ 6,146,728  $ (7,833,760)  $     (2,920)         (65,279)  $      (64,624)  $(1,676,730)
                              ===========  =============  =============  ===============  ===============  ============


     The accompanying notes are an integral part of the financial statements.

VILLAGEWORLD.COM,  INC.  AND  SUBSIDIARIES
     NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002


 (Note  1)     The  Company  and  Basis  of  Presentation
               ------------------------------------------

VillageWorld.Com, Inc., provides community-oriented Internet access under private labels and installs maintains and services computer network systems consisting of comprehensive hardware and proprietary software solutions. The Company has two principal subsidiaries, VillageNet, Inc. ("VillageNet") and Intelligent Computer Solutions, Inc. ("ICS"). VillageNet provides Internet on-line services, offering its subscribers a variety of services including electronic mail, software, computing support, and easy access of the internet. VillageNet provides small businesses with fully managed services that include Internet connections, remote dial access and Web hosting services. ICS offers full service system integration, specializing in high-end computer networking infrastructures, Internet solutions, and Local and Wide Area Network installations. All intercompany balances and transactions are eliminated in consolidation. The Company considers itself to operate in one business segment.

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

The results of operations for the three months and six months ended June 30, 2003 are not necessarily indicative of the results of operations for the full year ending December 31, 2003. The accompanying financial statements should be read in conjunction with the Company's financial statements for the year ended December 31, 2002 appearing in the Company's Annual Report on Form 10-KSB.

(Note  2)          Going  Concern  and  International  Expansion  of  Networking
                   -------------------------------------------------------------
Operations
      ----

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's losses from operations in fiscal 2002 and 2001 and related use of cash for operating activities have resulted in an extremely tight cash position and a deficit in working capital of $2,119,782 at June 30, 2003 and a current ratio at such date of 0.08 to 1. The Company's current financial position raises the question as to its ability to continue as a going concern. In October 2001 the Company announced the final approval by the U.S. Air Force of a multi-million dollar contract to implement a local and wide area network solution for the Royal Saudi Air Force ("RSAF") awarded to a related company, ATTI International Development, Inc. ("AID"), which sub-contracted a portion thereof to the Company pursuant to a verbal agreement. In December 2001 the Company commenced work on its portion of the initial contract. As of August 15, 2002, the Company had completed its work on such contract for which it received $600,000 and had also completed work on a second verbally agreed-to contract, for which it received $300,000. AID has advised the Company it is hopeful of being awarded additional contracts on similar projects with the Saudi Arabian government, which would likely require the Company's work as a sub-contractor. Presently two such projects are being pursued for low and medium to high eight figure amounts, respectively. It is not yet known what portion of these contracts, if eventually awarded to AID, would be subcontracted to the Company; the Company's portion of the first completed contract comprised approximately 10%. The Company is also independently seeking additional contracts with the Saudi government. At present there are two projects being pursued, for high seven and low to moderate eight figure amounts, respectively. There is no assurance that AID or the Company will be awarded any of these projects. The condensed financial st atements do not include any adjustments that might result from the outcome of this uncertainty.

(Note  3)          Bank  Loan
                   ----------

The Company's bank debt of $192,718 is due on October 31, 2003. The related credit facility presently provides for a $200,000 credit line.

(Note  4)          Loans  Payable,  Related  Parties
                   ---------------------------------

None of the Company's related party indebtedness was repaid during the first half of 2003. At June 30, 2003, $1,054,352 including accrued interest, is outstanding, repayment of which is due December 31, 2003.

(Note  5)          Common  Stock  Options
                   ----------------------

Pursuant to the Company's 1996 Performance Equity Plan, on March 31st of each calendar year during the term of the 1996 Plan, assuming there are enough shares and/or options then available for grant under the 1996 Plan, each person who is then a director of the Company is awarded stock options to purchase 2,000 shares of common stock at the fair market value thereof, all of which options are immediately exercisable as of the date of grant and have a term of ten years. These are the only awards that may be granted to a director of the Company under the 1996 Plan. At June 30, 2003 there were 60,012 shares exercisable and outstanding under the plan and no options available for future grants.

The Company's 1998 Performance Equity Plan provides for the issuance of up to 400,000 shares of common stock to employees, officers, directors and consultants. The awards may consist of incentive stock options, nonqualified options, restricted stock awards, deferred stock awards, stock appreciation rights and other awards as described in the 1998 Plan. The board of directors determines vesting periods. In September 2001, an outright grant of 75,000 common shares was made under the Plan. In May 2002, an outright grant of 100,000 common shares was made under the Plan. At June 30, 2003, there were 100,000 options outstanding, exercisable at $1.00 per share and 100,000 options outstanding, exercisable at $.01 per share. There are no options available for future grants under the 1998 Plan.

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

At June 30, 2003 a total of 556,780 options were outstanding under the above plans and the freestanding grant. Options to purchase 292,000 shares at $.01 per share are excluded from the above totals, as such shares are deemed issued and outstanding due to the nominal exercise price of such options.

At  June  30,  2003,  the  following  warrants  were  outstanding:



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

(Note  7)     Subsequent  Events-Proposed  Reverse  Merger
              --------------------------------------------

The Company, on August 8, 2003, signed a letter of intent to enter into a reverse merger with a company pursuant to which the Company will exchange 55% of its outstanding shares for 100% of the outstanding shares of the merging company. The merging company will become the controlling entity of the surviving company. It is anticipated that all of Villageworld's subsidiaries will become independent entities upon completion of the merger. If the proposed merger is effected, the merged companies will seek to expand their business with the goal of returning to profitability. Failure of the merger to take place would leave in question the Company's ability to continue as a going concern. (See Note 2).

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

RECENT  ACCOUNTING  PRONOUNCEMENTS:

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Bulletin Opinion 30, "Reporting the Results of Operations." This Standard provides a Singl e accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value or carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as previously required. The provisions of this Standard are not expected to have a significant effect on the Company's financial position or operating results.

RESULTS  OF  OPERATIONS:

Three  Months  Ended June 30, 2003 Compared to Three Months Ended June 30, 2002:

For the three months ended June 30, 2003, total revenues decreased $1,261,456, or 89.4%, to $150,286 from $1,411,472 one year ago, as sales continue to decline.

Subscription revenues decreased by $828,809, or 91.1%, to $81,053 in the 2003 second quarter from $909,862 one year ago. Effective June 30, 2002, Ultrastar ceased to be a customer of the Company. This was the Company's largest customer in this area of sales but the loss of Ultrastar has been largely mitigated due to the high cost of sales, approximately 85%, historically associated with subscription revenues. Ultrastar, accounted for $716,358, or 78.7% of the second quarter of 2002's subscription revenues and 50.7% of total revenues in that same period.

Installation, maintenance and consulting service revenues decreased by $338,966, or 83.8%, to $65,726 in the 2003 second quarter from $404,692 one year ago. This decrease was principally due to the Company's sub-contracting work on the RSAF Prince Sultan Air Force Base computer network upgrade project in Saudi Arabia, pursuant to a verbal agreement. Three monthly contract-related payments of $100,000 each were received during the second quarter 2002. The contracts ended on August 2002. Both the Company and AID are seeking additional projects, for which various bids are outstanding, but for which no contracts have been awarded.

Hardware sales fell by $96,828 or 99.7%, to $335, in the second quarter of 2003 from $97,163 in the second quarter one year ago. This decrease continues the past trend of lower hardware sales. Given the Company's extremely tight cash position, it has been difficult for the Company to get credit lines approved to purchase hardware. Hardware sales have traditionally been a low margin item and the Company continues to focus on its higher margin consulting, installation and maintenance services.

Other revenues were increased $3,147 to $3,172 in three months ended June 30, 2003 from $25 in the same period last year due entirely to the rental income received by the Company for subletting a part of the Company's office space.

Cost of sales was $59,879, representing 39.8% of total revenue for the three months ended June 30, 2003, compared to $912,070, constituting 64.6% of total revenues for the same period one year ago, reflecting the lower proportion this year of expenditures from its subscription service sales. Cost of sales of VillageNet was $52,667, or 64.8% of revenues for the second quarter of 2003, compared to $767,232, comprising 84.3% of related revenues one year ago. This increase in margin reflects certain economies of scale associated with high subscription revenues. Cost of sales of ICS was $7,212 or 10.4% of hardware sales, installation services and maintenance/consulting for the three months ended June 30, 2003, compared to $144,839, or 28.6%, one year ago. The decrease in these costs as a percentage of sales for ICS reflects the greater mark-up earned by the Company on its much-increased labor-based maintenance, installation and consulting services.

Total gross margin decreased by $409,265, or 81.9%, to $90,407 in the second Quarter of 2003 from $499,672 one year ago. As a percentage of sales, this measure increased by 24.8% to 60.2% from 35.4%.

Selling, general and administrative expenses ("SG&A") were $222,889 for the quarter ended June 30, 2003, a decrease of $190,687, or 46.1%, from $413,576 one year ago. Payroll and related benefits, which comprise the largest single item in this expense classification, decreased in this category by $92,387, or 40.8% to $145,554 in 2003 from $226,595 in 2002. Also, there was a $7,420, or 24.5%
decrease in rent costs to $22,924 in the second quarter 2003 from $30,344 last year. The Company had maintained three spaces at its current location. In September 2002 when the lease terminated, the Company gave up the on the warehouse space. Associated with less rental space was a decline in utility costs in the second quarter 2003 of $2,886, or 49.3% to $2,962 from $5,859 one year ago. Office expenses fell by $7,284 or 84.9% to $1,296 in the second three months of 2003 from $8,580 in the same period in 2002. As a percentage of sales, SG&A costs increased by 119% to 148.3% in the 2003 second quarter from 29.3% in 2002. Of the total SG&A expenses in the quarter ended June 2003, $106,791, or 131.5% of sales, was for VillageNet and $116,098, or 161.1% of sales, was for ICS, compared to $140,058 and $273,518, 15.4% and 54.5% of sales, respectively, one year ago.

Interest expense increased by $625, or 2.5%, to $26,036 for the quarter ended June 30, 2003 from $25,414 one year ago. In this expense category, are vendor late charges, incurred by the Company as an unavoidable consequence of its tight cash position. The Company has been working closely with its vendors to keep such late charges to a minimum. Included also, is interest on the Company's bank debt, which incurs interest at 2% over the bank's prime rate. Interest is also incurred on the Company's related party debt. Although a portion of such debt bears no or below market interest rates, the Company imputes interest expense up to a fair market value therefor, 7.5% per annum for the applicable periods.

Total costs and expenses decreased by $1,042,253 or 77.1%, to $308,807 in the second quarter 2003 from $1,351,060 one year ago, but increased as a percentage of total sales by 109.8% to 205.5% this period from 95.7% last year.

Net loss for the 2003 second quarter was $158,521 compared to a net income for the 2002 quarter of $62,682 a decline of $221,203. There were no preferred stock dividends in the second quarter of 2003 as compared to $13,166 in the 2002 quarter. Net loss applicable to common stockholders was accordingly $158,521 in the 2003 second quarter compared to a net income attributable to common stockholders of $49,516 in the corresponding quarter of 2002, a decline of $208,037. As equivalent weighted average common shares outstanding exceeded 90,000,000 shares in both periods, earnings (loss) per common share was less than $.01 in both the current and the prior year quarters.

Six  Months  Ended  June  30,  2003  Compared  to Six Months Ended June 30, 2002

The Company's total revenues decreased $2,128,718, or 85.3% to $367,936 for the six months ended June 30, 2003 from $2,496,654 for the corresponding period of 2002. This revenue decline was partly due to the decrease in VillageNet's subscription service revenue of $1,302,108, or 87.6%, to $185,295 for the six months ended June 30, 2003 from $1,487,403 one year ago. This decrease in subscription service revenue was primarily applicable to a single customer, Ultrastar, for whom the Company provided Private Label Internet hosting and related services. Ultrastar terminated their contract with VillageNet on June 30, 2002 and is no longer a customer as the Company had disclosed in prior periodic filings. Ultrastar accounted for $1,086,175, or 73% of subscription revenues in the six months 2002.

ICS's total revenues decreased by $826,357, or 81.9% to $182,641 for the current year-to-date period from $1,008,998 one year ago. Of the total revenues for ICS, installation, maintenance and consulting revenues fell by $634,907 or 80% to $160,117 in six months ended June 30, 2003 from $795,024 in the same period last year. The decrease was principally due to the completion of the Company's subcontracting work on the RSAF Prince Sultan Air Force Base computer network upgrade project in Saudi Arabia in August 2002. The Company had received $600,000 in the first six months of 2002 for its work on this project.

Hardware sales decreased by $195,763 or 91.9% for the six months ended June 30, 2003, continuing the trend of prior quarters and reflecting a slowdown in capital expenditures by the Company's domestic customers, consistent with the economy as a whole. Hardware sales have always been one of the higher cost components of the Company's revenues and the Company does not expect a significant change in this downward trend for domestic customers in the foreseeable future, although the Company has seen recent indications of a slow recovery in its domestic networking business, which is principally with local school districts.

Cost of sales was $157,894, representing 42.9% of total revenue for the six months ended June 30, 2003, compared to $1,527,862, representing 61.2% of total revenues for the year-to-date period one year ago. Cost of sales of VillageNet was $124,834 or 67.4% of related revenues, compared to $1,249,445, or 84.0% of sales one year ago. Cost of sales of ICS was $33,060, or 18.6% of hardware sales, installation services and maintenance/consulting for the six months ended June 30, 2003 compared to $278,417 or 27.6%, one year ago.

Total gross margin decreased by $758,750, or 78.3%, to $210,042 in the six months ended June 30, 2003 from $968,792 one year ago. As a percentage of sales, this measure increased by 18.3% to 57.1% from 38.8%.

Selling, general and administrative expenses ( "SG&A" ) were $442,141 for th e six months ended June 30, 2003, a decrease of $370,172, or 45.6%, from $812,313 for the year-to-date period one year ago.

This decrease was primarily attributable to a decrease in payroll and related benefits of $202,889, or 435%, to $299,020 in 2003 from $472,278 in 2002. Of the total SG&A expenses for the current six months, $156,764 is attributable to VillageNet and $285,377 is attributable to ICS compared to $235,808 and $576,505 for the corresponding period one year ago. As a percentage of sales, total SG&A expenses were 120.1 and 32.5% for the six months ended June 30, 2003 and 2002, respectively. For VillageNet, these percentages were 83.5% this year and 15.9% last year and for ICS they were 156.3% this year and 57.2% last year.

Total interest expense decreased slightly by $2,444 to $53,129 for the six months ended June 30, 2003 compared to $55,573 for the prior year. Included in this expense category are certain vendor late charges, incurred by the Company as an unavoidable consequence of its tight cash position. The Company has been working closely with its vendors to keep such late charges to a minimum. Interest is also incurred on the Company's related party debt. Although a portion of such debt bears no or below market interest rates, the Company imputes interest expense up to a fair market value therefor, 7.5% per annum for the applicable periods.

Total costs and expenses decreased by $1,742,584, or 72.7%, to $653,164 in the six months ended June 30, 2003 from $2,395,748 one year ago but increased as a percentage of total sales by 81.5% to 177.5% this period from 96.0.4% last year.

Pre-tax loss for the six months ended June 30, 2003 was $285,228, representing 77.5% of sales, compared to a pre-tax income of $100,906 constituting 4.0% of sales one year ago. The decline reflects the decrease in gross profit of $758,750 and the increase in the ratio of SG&A expenses to gross profit by 126.7% from 83.8% in 2002 to 210.5% in 2003.

As a result of recent changes in the tax law applicable to corporate minimum taxable income in connection with the utilization of net operating tax loss carry-forwards, the Company estimates its effective tax rate for fiscal 2003 will be zero, irrespective of its results for the rest of the year, given its tax loss carry-forward of approximately $3,300,000 as of the beginning of fiscal 2003.

Net loss for the six month period ended June 30, 2003 was $285,228 compared to a net income in the prior period of $100,906, a decline of $386,134. No preferred stock dividends were paid in the six months ended June 30, 2003 as compared to $26,572 one year ago. Net loss applicable to common stockholders was accordingly $285,228 in the six months ended June 30, 2003 compared to a net income applicable to common stockholders of $74,334, in the corresponding period last year, a loss of $359,562. Earnings per share were nil in the six months ended June 30, 2003 while the loss last year on an equivalent per share basis was $.01.

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash at June 30, 2003, all of which is maintained at the same bank. was zero compared to an overdraft of $4,856 at December 31, 2002. However in the first seven months of 2003 the Company's cash position deteriorated. ICS had overdrafts in both its checking accounts on various dates during the period of January through July 2003. The highest amount overdrawn was $36,243, which occurred in June. June 2003 had the most number of days, a total of 26, that the account was overdrawn. During the same seven month period, VillageNet account was overdrawn one day in July for $723. Village World checking account was overdrawn for two days in March 2003, $1,999 being the high overdraft amount. In May 2003 there was a $4,247 judgment filed against Village World/ Big City Bagels by Kemper Insurance Companies for an outstanding balance plus interest on a Worker's Compensation Insurance policy that was in effect from November 29, 1999 through November 29, 2000. The Village World checking account has been frozen until the judgment is satisfied. In July 2003, Graybar Electric Company filed a $5,101 judgment against ICS. Graybar is one of ICS's vendors and the amount of the judgment is for various materials needed to complete sales jobs purchased by ICS plus interest and penalties. (See additional litigations pending in note 6)

Accounts receivable decreased by $98,563 to $160,333 at June 30, 2003 from $258,898 at December 31, 2002. The decrease reflects an overall reduction of sales and allowance for doubtful accounts.

Inventory decreased by $83 to $13,757 at June 30, 2003. The relatively small balance and small changes in this account reflect the reductions in hardware sales and the decreased activity in this area.

Prepaid expenses and other current assets decreased by $46,410 to $27,625 at June 30, 2003 from $74,037 at December 31, 2002, reflecting amortization of prepaid insurance and other routine reductions in the accounts therein.

Accounts  payable  and accrued expenses increased by $69,281 to $893,549 at June
30,  2003   from   $824,268  at  December  31,  2002   as  the   Company's  cash
position  deteriorated.

Notes and loans payable increased by $18,287 to $1,247,070 at June 30, 2003 from $1,228,783 at December 31, 2002. The increase reflects interest accrued during the six months ended June 30, 2003 on loans payable to related parties. Such loans, totaling $1,054,352, inclusive of accrued interest are due on demand. Notes payable to the bank remained unchanged at $192,718 at June 30, 2003. Borrowings under the line, which may not exceed $200,000, are due on demand; if no demand is made, payment of the outstanding balance is due on the maturity date of the line, October 31, 2003, subject to further renewal at the bank's option.

Operating activities required cash of $602 for the six months ended June 30, 2003 compared to providing cash of $91,282 for the corresponding period one year ago.

For the first six months of 2003, $602 was provided by investing activities compared to $13 provided one year ago.

There was no cash required for financing activities in the first six months of 2003 as compared to the required cash of $6,984 for the first six months of 2002, which was principally for related party debt repayments.

At June 30, 2003, the Company increased its working capital deficit by $233,565 to $2,119,782 from $1,886,217 at December 31, 2002. The large working capital deficit raises the question of the Company's continuation as a going concern. Included in such working capital deficit is $1,054,352 of related party debt, presently due on demand. The Company has not been able to restructure this debt, given its extremely tight cash position and inability to secure additional funding. Both AID, which has advised the Company it would use it as a sub-contractor as it has in the recent past, and the Company are pursuing future projects, with the portion applicable to the Company, either directly or indirectly, ranging from moderate seven figure to low eight figure amounts.
However as neither AID nor the Company is assured of being awarded any subsequent contracts. The Company's continuation as a going concern is seriously in question

ITEM  3.   CONTROLS  AND  PROCEDURES
           -------------------------

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