Form 10QSB/A
period 2002-06-30
VILLAGEWORLD COM INC
filed 2003-10-09
CIK 1006708

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

(1)Yes     X     No    __

(2)Yes     X     No    __
           -

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: At June 25, 2003, the issuer had outstanding 77,337,935 shares of Common Stock, par value $.001 per share. Pursuant to the terms of the Company's Certificate of Incorporation, the conversion of all outstanding Class C Preferred Stock automatically occurred on December 28, 2002. As of September 18, 2003, the holders of the outstanding Class B Preferred Stock have elected to convert their Class B Preferred Stock into shares of Common Stock. At September 24, 2003, the issuer had outstanding 147,793,848 shares of Common Stock, par value $.001 per share.


Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes[  ]  No[X]

                                EXPLANATORY NOTE
                                ----------------

This amendment to our Quarterly Report on Form 10-QSB for the quarter period ended June 30, 2003 is being filed for the sole purpose of correcting the following typographical errors which were inadvertently included within our Form 10-QSB: (i) our Form 10-QSB within the "Subsequent Events" section incorrectly states that on September 18, 2003, pursuant to the written election of the holders, the Company issued 44,252,344 shares of Common Stock to the holders of Class B Preferred Stock in conversion of all of the issued and outstanding Class B Preferred Stock. Our Form 10-QSB is hereby amended to correctly state that on September 18, 2003, pursuant to the written election of the holders, the Company issued 70,124,976 shares of Common Stock to the holders of Class B Preferred Stock in conversion of all of the issued and outstanding Class B Preferred Stock; and (ii) our Form 10-QSB incorrectly states that on September 24, 2003, the issuer had outstanding 147,217,695 shares of Common Stock, par value $.001 per share. Our Form 10-QSB is hereby amended to correctly state that on September 24, 2003, the issuer had outstanding 147,793,848 shares of Common Stock, par value $.001 per share. No revisions have been made to our financial statements or any other disclosures contained in our Form 10-QSB.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             VILLAGEWORLD.COM,  INC.
                                             -----------------------
                                                      (Registrant)


Dated:  October  9,  2003                    By  /s/  Peter  J.  Keenan
                                                 ----------------------
                                                  Peter  J.  Keenan
                                        Chairman  of  the  Board,  President
                                         and  Principal  Executive  Officer