Form 10KSB/A
period 2002-12-31
VILLAGEWORLD COM INC
filed 2003-10-09
CIK 1006708

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        ________________________________

                                  FORM 10-KSB/A

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE YEAR ENDED DECEMBER 31, 2002     COMMISSION FILE NO. 0-28058

                          _____________________________

                             VILLAGEWORLD.COM, INC.
              (Exact Name of Registrant as Specified in Its Charter)

        New York                                       11-3137508
        --------                                       ----------
     (State of Incorporation)           (I.R.S. Employer Identification No.)

 620 Johnson Avenue, Bohemia, New York                   11716
 -------------------------------------                   -----
 (Address of principal executive offices)             (Zip Code)
      (631) 218-0700
      --------------
   Registrant's Telephone Number
           Securities registered pursuant to Section 12(b) of the Act:
                    Common Stock, $0.001 par value per share
                                 (Title of Class)
                                -----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements  for  the past 90 days.          Yes        [  X  ]      No       [
]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment  to  this  Form  10-KSB.     [    ]
The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 27, 2002 was $1,811,460 using the closing price of $0.025 on December 31, 2002. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 24, 2003 was $12,900,586 using the closing price of $0.12 on September 24, 2003.
     State  the  number  of  shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: At December 31, 2002, the issuer had outstanding 77,337,935 shares of Common Stock, par value $.001 per share. Pursuant to the terms of the Company's Certificate of Incorporation, the conversion of all outstanding Class C Preferred Stock automatically occurred on December 28, 2002. As of September 18, 2003, the holders of the outstanding Class B Preferred Stock have elected to convert their Class B Preferred Stock into shares of Common Stock. At September 24, 2003, the issuer had outstanding 147,364,174 shares of Common Stock, par value $.001 per share.
                      DOCUMENTS INCORPORATED BY REFERENCE:
A list of Exhibits and documents to be incorporated by reference to this Annual Report on Form 10-KSB begins on page 21

                                EXPLANATORY NOTE
                                ----------------
This amendment to our Annual Report on Form 10-KSB for the fiscal year ended December 31 2002 is being filed for the sole purpose of correcting the following typographical errors which were inadvertently included within our Form 10-KSB:
(i) our Form 10-KSB within the "Subsequent Events" section incorrectly states that on September 18, 2003, pursuant to the written election of the holders, the Company issued 44,252,344 shares of Common Stock to the holders of Class B Preferred Stock in conversion of all of the issued and outstanding Class B Preferred Stock. Our Form 10-KSB is hereby amended to correctly state that on September 18, 2003, pursuant to the written election of the holders, the Company issued 70,124,976 shares of Common Stock to the holders of Class B Preferred Stock in conversion of all of the issued and outstanding Class B Preferred Stock; and (ii) our Form 10-KSB incorrectly states that on September 24, 2003, the Company had outstanding 147,217,695 shares of Common Stock, par value $.001 per share. Our Form 10-KSB is hereby amended to correctly state that on September 24, 2003, the Company had outstanding 147,793,848 shares of Common Stock, par value $.001 per share. No revisions have been made to our financial statements or any other disclosures contained in our Form 10-KSB

                                   SIGNATURES
                                   ----------
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 9, 2003.

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