Form 10QSB
period 2003-09-30
VILLAGEWORLD COM INC
filed 2003-11-14
CIK 1006708

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[  x  ]            QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
                          OF THE SECURITIES ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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
  (State  or  other  jurisdiction  of                   (I.R.S.  Employe
  incorporation  or  organization)                     Identification  No.)

                               110 RICEFIELD LANE
                            HAUPPAUGE, NEW YORK 11788

          (Address, including zip code, of principal executive offices)

                                 (631) 231-2070
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)Yes     X     No  __
           -

(2)Yes     X     No  __
           -

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: At September 24, 2003, the issuer had outstanding 147,597,632 shares of Common Stock, par value $.001 per share.


Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes[  ]  No[X]

                             VILLAGEWORLD.COM, INC.

                                   FORM 10-QSB

                               SEPTEMBER 30, 2003

                                      INDEX

                         PART I - FINANCIAL INFORMATION


                                                                                                              Page
                                                                                                              ----
Item 1.
                Unaudited Consolidated Balance Sheet. . . . . . . . . .                                          3

                Unaudited Consolidated Statements of Operations . . . .                                          4

                Unaudited Consolidated Statements of Stockholder Equity                                          5

                Unaudited Consolidated Statements of Cash Flows . . . .                                          7

                Unaudited Notes to Consolidated Financial Statements. .                                          8

Item 2. . . . . Management's Discussion and Analysis of Financial
                Condition and Results of Operations . . . . . . . . . .                                         11

Item 3. . . . . Controls and Procedures                                                                         16

                         PART II - OTHER INFORMATION

Item 1. . . . . Legal Proceedings                                                                               17

Item 2. . . . . Changes in Securities                                                                           17

Item 3. . . . . Defaults by the Company upon Its Senior Securities                                              18

Item 4. . . . . Submission of Matters to a Vote of Security Holders                                             18

Item 5. . . . . Other Information                                                                               18

Item 6. . . . . Exhibits and Reports on Form 8-K                                                                19

                Signatures. . . . . . . . . . . . . . . . . .                                                   21

                Certification Pursuant to Section 302 of the
                Sarbanes-Oxley Act of 2002. . . . . . . . . . . . . . .                                         22

                                     PART I.
                              FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS
          ---------------------


                                                         VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
                                                          CONSOLIDATED BALANCE SHEET  -  UNAUDITED
                                                                     SEPTEMBER  30,  2003

ASSETS                                                               September 30, 2003               December 31, 2002
                                                                --------------------------          -------------------
Current Assets:
Accounts receivable, net of allowance for uncollectibles . . .  $         203,337                   $          258,896
Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . .                  -                               14,587
Prepaid expenses and other current assets. . . . . . . . . . .              1,457                               74,035
                                                                -----------------                   -------------------
  Total Current Assets . . . . . . . . . . . . . . . . . . . .            204,794                              347,518


Fixed assets, net of accumulated depreciation. . . . . . . . .                  -                              156,573
Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . .            300,000                              300,000
Other assets . . . . . . . . . . . . . . . . . . . . . . . . .                  -                               17,321
                                                                -----------------                   -------------------
  TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         504,794                   $          821,412
                                                                =================                   ===================

  LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Cash overdraft . . . . . . . . . . . . . . . . . . . . . . . .  $           9,204                   $            4,856
Note payable - bank. . . . . . . . . . . . . . . . . . . . . .            192,718                              192,718
Accounts payable and accrued expenses. . . . . . . . . . . . .            880,124                              824,268
Commissions payable. . . . . . . . . . . . . . . . . . . . . .            111,195                              111,195
Deferred income. . . . . . . . . . . . . . . . . . . . . . . .             61,360                               64,633
Loans payable, related parties . . . . . . . . . . . . . . . .          1,077,481                            1,036,065
                                                                -----------------                  --------------------
  Total Current Liabilities. . . . . . . . . . . . . . . . . .          2,332,082                            2,233,735
                                                                ------------------                  -------------------
  Total Liabilities. . . . . . . . . . . . . . . . . . . . . .          2,332,082                            2,233,735
                                                                -----------------                   -------------------

Commitments and Contingencies. . . . . . . . . . . . . . . . .                  -                                    -

  Stockholders'  Deficiency:
Convertible Class B preferred stock; $.001 par value;
 1,000,000 shares authorized; 508,152 shares issued
 and outstanding . . . . . . . . . . . . . . . . . . . . . . .                  -                                  508
Common stock; $.001 par value; 200,000,000 shares authorized;
 147,564,174 and 77,337,935 shares issued, respectively. . . .            147,663                               77,338
Additional paid in capital . . . . . . . . . . . . . . . . . .          6,097,359                            6,125,907
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . .         (8,004,791)                          (7,548,532)
Stock subscription receivable. . . . . . . . . . . . . . . . .             (2,895)                              (2,920)
Treasury stock (65,279 shares at cost) . . . . . . . . . . . .            (64,624)                             (64,624)
                                                                ------------------                  -------------------
  Total stockholders' deficiency . . . . . . . . . . . . . . .         (1,827,288)                          (1,412,323)
                                                                ------------------                  -------------------

  TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         504,794                   $          821,412
                                                                ==================                  ===================

       The accompanying notes are an integral part of the financial statements.




                                       VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS  -  UNAUDITED


                                             Three Months Ended                       Nine Months Ended

                                   September 30, 2003    September 30, 2002    September 30, 2003    September 30, 2002
                                  -------------------    ------------------    ------------------    ------------------
REVENUES:
Subscription services. . . . . . . .  $       125,892   $           122,468   $           310,551  $         1,609,871
Installation, maintenance
 and consulting. . . . . . . . . . .          100,948               334,042               261,065            1,129,066
Hardware sales . . . . . . . . . . .           51,093               120,003                68,311              332,984
Other revenues . . . . . . . . . . .            6,365                   180                12,306  .             1,426
                                      ---------------    ------------------   --------------------       --------------
   Total revenues                             284,298               576,693               652,233            3,073,347
                                      ---------------     ------------------   -------------------  -------------------

COSTS AND EXPENSES:
Cost of sales. . . . . . . . . . . .           26,300               259,652               184,194            1,787,514
Selling, general and administrative.          281,023               341,931               723,165            1,154,244
Interest expense . . . . . . . . . .           24,778                23,450                77,907               79,023

   Total cost and expenses                    332,101               625,033               985,266            3,020,781
                                      ----------------   -------------------  --------------------  -------------------
Pre-tax (loss) income
From continuing operations . . . . .          (47,803)              (48,340)             (333,033)              52,566
                                      ----------------    ------------------  --------------------  -------------------
Loss on discontinued operations                12,853                                      12,853                    -
Loss on abandonment of assets. . . .          110,373                     -               110,373                    -
                                      ---------------   --------------------  --------------------  -------------------
   Total loss on discontinued
    Operations                                123,226                     -               123,226                    -
                                      ---------------   --------------------  --------------------  -------------------

Net (loss) income. . . . . . . . . .         (171,029)              (48,340)             (456,259)              52,566

Preferred stock dividends
 paid in-kind and accrued. . . . . .                -                13,167                     -               39,739
                                      -----------------    -----------------  --------------------  -------------------

Net income (loss) applicable
 to common stockholders. . . . . . .  $      (171,029)  $           (61,507)  $          (456,259)              12,827
                                      ================  ====================  ====================  ===================

Basic and diluted net income (loss)
 per common share. . . . . . . . . .  $             -   $                 -   $                 -                    -
                                      ================  ====================  ====================  ===================

Weighted average common shares
 outstanding, giving effect to
 the conversion to common
 of all Class B Preferred Stock
 Basic . . . . . . . . . . . . . . .      146,308,397            93,769,962           147,571,259           93,683,998
                                      ================  ====================  ====================  ===================
 Diluted . . . . . . . . . . . . . .      146,308,397            93,769,962           147,571,259           93,686,593
                                      ================  ====================  ====================  ===================

Pro-forma amounts assuming
 retroactive application of
 Statement of Financial
 Accounting Standards No. 142:
Net income (loss). . . . . . . . . .  $      (171,029)  $           (48,340)  $          (456,259)$             52,566
                                      ================  ====================  ====================  ===================
Net income (loss) applicable to
 common stockholders . . . . . . . .  $      (171,029)  $           (61,507)  $          (456,259)$             12,827
                                      ================  ====================  ====================  ===================
Basic and diluted net income
 (loss) per common share . . . . . .  $             -   $                 -   $                 - $                  -
                                      ================  ====================  ====================  ===================

       The accompanying notes are an integral part of the financial statements.




VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
For the Nine Months Ended September 30, 2003

                                                      Class B                                Additional
                                                  Preferred Stock       Common Stock           Paid-In
                                                Shares        Amount    Shares    Amount       Capital
Balance, January 1, 2003. . . . . . . . . . . .  508,152   $   508    77,337,935   $  77,338  $ 6,125,907

Conversion of Preferred B shares
 (3rd Quarter). . . . . . . . . . . . . . . . . (508,152)     (508)   70,124,976      70,125      (69,617)

Capital contribution imputed
 for interest expense . . . . . . . . . . . . . . .                                                31,269

Exercise of nominal stock options

Issuance of shares for services . . . . . . . . . .                      200,000         200        9,800

Net loss. . . . . . . . . . . . . . . . . . . . . .    -         -             -             -          -
                                                ---------   -------    ----------  ------------  ---------

Balance, September 30, 2003 . . . . . . . . . . .      -         -   147,662,911       147,564  6,097,458
                                                =========   =======  =============   =========  ==========




              . . . . . . . . . . . . . . . . . . .    Stock                                                 Total
                                      Accumulated .  Subscription       Treasury Stock                   Stockholder's
                                       Deficit . . . .Receivable         Shares       Amount              Deficiency

Balance, January 1, 2003. . . . . ..  $   (7,548,532)  $   (2,920)        (65,279)  $   (64,624)          $(1,412,323)

Conversion of Preferred B shares
 (3rd Quarter). . . . . . . . . . . . . . . . . . .                                                                 0

Capital contribution imputed
 for interest expense . . . . . . . . . . . . . . .                                                            31,269

Exercise of nominal stock options . . . . . . . . .            25                                                  25

Issuance of shares for services . . . . . . . . . .                                                            10,000

Net loss. . . . . . . . . . . . . . .       (456,259)           -               -             -              (456,259)
                                        --------------  ---------- --------------   ------------      ----------------

Balance, September 30, 2003 . . . . . . . (8,004,791)      (2,895)        (65,279)      (64,624)           (1,827,288)
                                          ============  ==========  ==============   ===========   ===================


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

Exercise of nominal stock options

Accrued  cumulative dividends
 on preferred stock

Capital contribution imputed
 for interest expense. . . . . . .                -          -          -         -             -            -
                                    ----------------  ----------  --------  -------    ----------   ----------

Net income . . . . . . . . . . . .          508,152   $    508      8,777  $     9     23,710,265   $   23,710
                                    ================  ==========  ========  =======    ==========   ==========






                                     Additional                       Stock                                   Total
                                      Paid-In      Accumulated    Subscription        Treasury Stock      Stockholders'
                                                                                      ---------------     -------------
                                      Capital        Deficit       Receivable        Shares       Amount        Equity
                                    ------------  -------------  --------------  ------------  -------------  --------
Balance, January 1, 2002 . . . . .  $ 5,947,786   $ (5,765,189)  $    (3,520)       (65,279)  $   (64,624)   $138,451

Conversion of preferred shares
 (first quarter) . . . . . . . . .        2,100           (240)                                                 1,989

Issuance of shares for services. .       15,900              -                                                 16,000

Exercise of nominal stock options.                                       600                                      600

Accrued  cumulative dividends
 on preferred stock. . . . . . . .                     (39,499)                                               (39,499)

Capital contribution imputed
 for interest expense. . . . . . .       31,101                                                                31,101

Net income . . . . . . . . . . . .            -         52,566             -              -             -      52,566
                                    ------------  -------------  ------------  -------------  ------------    --------

                                    $ 5,996,887   $ (5,752,362)  $    (2,920)       (65,279)  $   (64,624)    $201,208
                                    ============  =============  ============  =============  ============    ========


       The accompanying notes are an integral part of the financial statements.




                                                                            VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
                                                                             CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    Nine Months Ended September 30,
                                                                                    2003                        2002
                                                                                   -----                       -----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    (456,259)                $    52,566
                                                                           --------------               -------------
Adjustments to reconcile to net cash required
 by operating activities:
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . .        46,200                       53,321
  Loss on abandonment of assets . . . . . . . . . . . . . . . . . . . . .       110,373                            -
  Stock issued for compensation . . . . . . . . . . . . . . . . . . . . .        10,000                       15,800
  Interest expense accrued and imputed on related party loans . . . . . .        31,269                       47,922
      Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . .        55,559                       (5,069)
      Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        14,587                        2,500
      Prepaid expenses and other current assets . . . . . . . . . . . . .        72,578                       59,362
  Increase (decrease) in:
      Cash Overdraft. . . . . . . . . . . . . . . . . . . . . . . . . . .         4,348                            -
      Accounts payable and accrued expenses . . . . . . . . . . . . . . .        55,856                      (84,994)
      Commissions payable . . . . . . . . . . . . . . . . . . . . . . . .             -                      (67,691)
      Deferred income . . . . . . . . . . . . . . . . . . . . . . . . . .        (3,273)                    (145,769)
                                                                           -------------                   ----------

  Total adjustments . . . . . . . . . . . . . . . . . . . . . . . . . . .       397,497                     (124,618)
                                                                           -------------                   ----------
Net cash required by operating activities . . . . . . . . . . . . . . . .       (58,762)                     (72,052)
                                                                           -------------                   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Decrease in other assets. . . . . . . . . . . . . . . . . . . . . . . .        17,321                        1,612
                                                                           -------------                   ----------
Net cash required by provided activities. . . . . . . . . . . . . . . . .        17,321                        1,612
                                                                           -------------                   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Exercise of stock options . . . . . . . . . . . . . . . . . . . . . . .            25                          600
  Related party loan proceeds (repayments). . . . . . . . . . . . . . . .        41,416                      (15,579)
                                                                           -------------                   ----------
Net cash provided (required) by financing activities. . . . . . . . . . .        41,441                      (14,979)
                                                                           -------------                   ----------

NET DECREASE IN CASH. . . . . . . . . . . . . . . . . . . . . . . . . . .             -                      (85,419)
Cash, beginning of period . . . . . . . . . . . . . . . . . . . . . . . .             -                       91,064
                                                                           -------------                   ----------
Cash, end of period . . . . . . . . . . . . . . . . . . . . . . . . . . .  $          -                    $   5,645
                                                                           =============                   ==========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     27,651                    $  31,101

Supplemental disclosures of non-cash investing and financing activities:
  Common stock issued for prepaid services/executive compensation . . . .           200                          200
  Cumulative $6 Class C preferred stock dividend accrued/paid in-kind . .             -                       39,739
  Capital contribution imputed for interest expense . . . . . . . . . . .        31,269                       31,101


       The accompanying notes are an integral part of the financial statements.

              VILLAGEWORLD.COM,  INC.  AND  SUBSIDIARIES
     NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


(Note  1)     The  Company  and  Basis  of  Presentation
              ------------------------------------------
VillageWorld.Com, Inc., provided community-oriented Internet access under private labels and installed, maintained and serviced computer network systems consisting of full hardware and proprietary software solutions until October 15, 2003. On that date, the Company's two principal subsidiaries, VillageNet, Inc. ("VillageNet") and Intelligent Computer Solutions, Inc. ("ICS") ceased its operations. VillageNet is no longer providing Internet on-line services, electronic mail software, computing support, web hosting or internet access. ICS is no longer offering full service system integration, Internet solutions, or Local and Wide Area Network installations. All intercompany balances and transactions are eliminated in consolidation. The Company considers itself to operate in one business segment; such segment comprises one business reporting unit.

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

The results of operations for the three months and nine months ended September 30, 2003 are not necessarily indicative of the results of operations for the full year ending December 31, 2003, in that the Company ceased operations for its two principle subsidiaries on October 15, 2003 (See Note 2). The accompanying financial statements should be read in conjunction with the Company's financial statements for the year ended December 31, 2002 appearing in the Company's Annual Report on Form 10-KSB.

(Note  2)     Going  Concern and Letter of Intent to Merge Biometrics 2000 Corp.
              ------------------------------------------------------------------
The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's losses from operations in fiscal 2002 and 2001 and related use of cash for operating activities have resulted in an extremely tight cash position and a deficit in working capital of $2,127,288 at September 30, 2003 and a current ratio at such date of 0.09 to 1. Due to the Company's current financial position, it has ceased the operations of its two subsidiaries on October 15,
2003. As of that date, the Company faced the threat of eviction for back rent money owed (see Legal Proceedings, Part II, item 1), abandoned its location at 620 Johnson Avenue Bohemia, New York 11716, also abandoning its assets of machinery  and  equipment  and  furniture  and  fixtures.  The  Company has also abandoned its equipment at the collocation facilities it rented in Brentwood, New York, and the two collocation facilities in New York City. These collocation facilities housed the equipment necessary for internet connections. The Company owed its vendors back money and the equipment would not be released without payment.The loss from the abandonment of equipment and other assets totaled $123,226. The Company's address and phone number has changed. The
Company's  new  address  is  110  Ricefield  Lane,  Hauppauge,  New York  11788;
Telephone  No.  (631)  231-2070;  Fax  No.  (631)  231-2046.

On September 8, 2003, the Company executed a letter of intent with Biometrics 2000 Corporation ("Biometrics") to merge Biometrics with a subsidiary of the Company. Pursuant to the letter of intent, if the proposed merger is consummated, the shareholders of Biometricswill be issued shares of common stock of the Company in such an amount as to equal approximately fifty-five percent (55%) of the issued and outstanding common stock of the Company at such time. The closing of the transaction is subject to certain conditions including but not limited to the negotiation and execution of a definitive merger agreement by the Company and Biometrics. If the proposed merger is effected, the merged companies will seek to expand their business with the goal of returning to profitability. Failure of the merger to take place would cease the Company's operations. There is no guarantee that the proposed transaction will be consummated.

(Note  3)     Bank  Loan
              ----------
The Company's bank debt of $192,718 is due on October 31, 2003. The related credit facility presently provides for a $200,000 credit line.

(Note  4)     Loans  Payable,  Related  Parties
              ---------------------------------
None of the Company's related party indebtedness was repaid during the first nine months of 2003. At September 30, 2003, $1,077,481 including accrued interest, is outstanding, repayment of which is due December 31, 2003.

(Note  5)     Common  Stock  Options
              ----------------------
Pursuant to the Company's 1996 Performance Equity Plan, on March 31st of each calendar year during the term of the 1996 Plan, assuming there are enough shares and/or options then available for grant under the 1996 Plan, each person who is then a director of the Company is awarded stock options to purchase 2,000 shares of common stock at the fair market value thereof, all of which options are immediately exercisable as of the date of grant and have a term of ten years. These are the only awards that may be granted to a director of the Company under the 1996 Plan. At September 30, 2003 there were 60,012 shares exercisable and outstanding under the plan and no options available for future grants.

The Company's 1998 Performance Equity Plan provides for the issuance of up to 400,000 shares of common stock to employees, officers, directors and consultants. The awards may consist of incentive stock options, nonqualified options, restricted stock awards, deferred stock awards, stock appreciation rights and other awards as described in the 1998 Plan. The board of directors determines vesting periods. At September 30, 2003, there were 100,000 options outstanding, exercisable at $1.00 per share and 100,000 options outstanding, exercisable at $.01 per share. There are no options available for future grants under the 1998 Plan.

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

At September 30, 2003 a total of 555,012 options were outstanding under the above plans and the freestanding grant. Options to purchase 289,500 shares at $.01 per share are excluded from the above totals, as such shares are deemed issued and outstanding due to the nominal exercise price of such options.

At  September  30,  2003,  the  following  warrants  were  outstanding:

                  Shares  Reserved     Exercise  Price          Expiration  Date
                  ----------------     ---------------          ----------------
Private  Placement
Unit  Warrants          666,667               1.00               April  16, 2005
Placement  Agent
Warrants                  5,000               1.00               April  16, 2005
                       ---------
     Total               671,667
                         =======

(Note  6)     Conversion  Of  Preferred  Stock
              --------------------------------
On September 18, 2003, pursuant to the written election of the holders, the Company issued 70,124,976 shares of Common Stock to the holders of Class B Preferred Stock in conversion of all of the issued and outstanding Class B Preferred Stock. Pursuant to the Amended and Restated Certificate of Incorporation of the Company, the Class B Preferred Stock converts into shares of Common Stock of the Company

(Note  7)     Issuance  of  Common  Stock
 --------     ---------------------------
On September 25, 2003, as consented to by the Board of Directors, the Company issued 200,000 common shares in satisfaction of $10,000 of certain consulting and legal fees applicable to the current fiscal year. The shares were issued under a free-standing stock grant, not pursuant to any Company plan.

(Note  8)     Litigation
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

(Note  9)     Resignation  of  Members  of  Board  of  Directors
              --------------------------------------------------
On September 1, 2003, Dr. Steven Levi and David A. Levi, members of the Board of Directors of the Company, resigned from their positions on the Board of the Company.

ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION AND
           ---------------------------------------------------------------------
RESULTS  OF  OPERATIONS
-----------------------

The following discussion and analysis should be read in conjunction with our condensed financial statements and the notes thereto appearing elsewhere in this report. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future. This report contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We caution you that forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from the statements that constitute forward-looking statements as a result of various factors.

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

RESULTS  OF  OPERATIONS
Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002:

For the three months ended September 30, 2003, total revenues decreased $292,395, or 50.7%, to $284,298 from $576,693 one year ago, as sales continue to decline.

Installation, maintenance and consulting service revenues decreased by $233,094, or 69.8%, to $100,948 in the 2003 third quarter from $334,042 one year ago. This decrease was principally due to the Company's sub-contracting work on the RSAF Prince Sultan Air Force Base computer network upgrade project in Saudi Arabia, pursuant to a verbal agreement. Two monthly contract-related payments of $100,000 each were received during the third quarter 2002. The contracts ended on August 2002.

Hardware sales fell by $68,910 or 57.4%, to $51,093, in the third quarter of 2003 from $120,003 in the third quarter one year ago. This decrease continues the past trend of lower hardware sales. Given the Company's extremely tight cash position, it has been difficult for the Company to get credit lines approved to purchase hardware. Hardware sales have traditionally been a low margin item and the Company focused on its higher margin consulting, installation  and  maintenance  services.

Subscription revenues increased by $3,424, or 2.8%, to $125,892 in the 2003 third quarter from $122,468 one year ago.

Other revenues were increased $6,185 to $6,365 in three months ended September 30, 2003 from $180 in the same period last year due entirely to the rental income received by the Company for subletting a part of the Company's office space.

Cost of sales was $26,302, representing 9.5% of total revenue for the three months ended September 30, 2003, compared to $259,652, constituting 45% of total revenues for the same period one year ago, reflecting the lower proportion this year of expenditures from its subscription service sales. Cost of sales of VillageNet was $3,629, or 2.9% of revenues for the third quarter of 2003, compared to $73,840, comprising 60.2% of related revenues one year ago. This increase in margin reflects certain economies of scale associated with high subscription revenues. Cost of sales of ICS was $22,673 or 14.6% of hardware sales, installation services and maintenance/consulting for the three months ended September 30, 2003, compared to $185,812, or 40.9%, one year ago. The decrease in these costs as a percentage of sales for ICS reflects the greater mark-up earned by the Company on its much-increased labor-based maintenance, installation and consulting services.

Consolidated gross margin decreased by $59,045, or 18.6%, to $257,996 in the third Quarter of 2003 from $317,041 one year ago. As a percentage of sales, this measure increased by 35.7% to 90.7% from 55%.

Selling, general and administrative expenses ("SG&A") were $281,023 for the quarter ended September 30, 2003, a decrease of $60,908, or 17.8%, from $341,931 one year ago. Payroll and related benefits, which comprise the largest single item in this expense classification, decreased in this category by $81,074, or 39.7% to $122,975 in 2003 from $204,049 in 2002. Also, there was a $7,905, or
25.6% decrease in rent costs to $22,924 in the third quarter 2003 from $30,829 last year. The Company had maintained three spaces at its current location. In September 2002 when the lease terminated, the Company did not renew the lease with respect to the warehouse space. Associated with less rental space was a decline in utility and telephone costs in the third quarter 2003 of $7,652, or 46.6% to $8,776 from $16,428 one year ago. As a percentage of sales, SG&A costs increased by 35% to 94.3% in the 2003 third quarter from 59.3% in 2002. Of the total SG&A expenses in the quarter ended September 2003, $109,472, or 86.8% of sales, was for VillageNet and $171,551, or 108.4% of sales, was for ICS, compared to $88,743 and $253,188, 72.4% and 55.8% of sales, respectively, for the quarter ended September 2002.

Interest expense increased by $1,328, or 5.7%, to $24,778 for the quarter ended September 30, 2003 from $23,450 one year ago. In this expense category, are vendor late charges, incurred by the Company as an unavoidable consequence of its tight cash position. The Company has been working closely with its vendors to keep such late charges to a minimum. Also included, is interest on the Company's bank debt, which incurs interest at 2% over the bank's prime rate. Interest is also incurred on the Company's related party debt. Although a portion of such debt bears no or below market interest rates, the Company imputes interest expense up to a fair market value therefor, 7.5% per annum for the applicable periods.

Due to the Company's current financial position, it has ceased the operations of its two subsidiaries on October 15, 2003. As of that date, the Company faced the threat of eviction for back rent money owed (see Legal Proceedings, Part II, item 1), abandoned its location at 620 Johnson Avenue Bohemia, New York 11716, also abandoning its assets of machinery and equipment and furniture and fixtures. The Company has also abandoned its equipment at the collocation facilities it rented in Brentwood, New York, and the two collocation facilities in New York City. These collocation facilities housed the equipment necessary for internet connections. The Company owed its vendors back money and the equipment would not be released without payment (See Note 2). There is a $110,373 loss on the abandonment of assets and a $12,853 loss of discontinued operations.

Total costs and expenses decreased by $169,706 or 27.29%, to $455,327 in the third quarter 2003 from $625,033 one year ago, but increased as a percentage of total sales by 51.8% to 160.2% in the quarter ended September 2003 from 108.4% in the quarter ended September 2002.

Net loss for the 2003 third quarter was $170,029 compared to a net loss for the 2002 quarter of $48,340 a decline of $122,689. There were no preferred stock dividends in the third quarter of 2003 as compared to $13,167 in the 2002 quarter. Net loss applicable to common stockholders was accordingly $170,029 in the 2003 third quarter compared to a net loss applicable to common stockholders of $61,507 in the corresponding quarter of 2002, an increase of $109,522. As equivalent weighted average common shares outstanding exceeded 90,000,000 shares in both periods, earnings (loss) per common share was less than $.01 in both the current and the prior year quarters.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

The Company's total revenues decreased $2,421,114, or 78.8% to $652,233 for the nine months ended September 30, 2003 from $3,073,347 for the corresponding period of 2002. This revenue decline was partly due to the decrease in VillageNet's subscription service revenue of $1,299,319, or 80.7%, to $310,552 for the nine months ended September 30, 2003 from $1,609,871 one year ago. This decrease in subscription service revenue was primarily applicable to a single customer, Ultrastar, for whom the Company provided Private Label Internet hosting and related services. Ultrastar terminated their contract with VillageNet on June 30, 2002 and is no longer a customer as the Company had disclosed in prior periodic filings. Ultrastar accounted for $1,097,932, or 68.2% of subscription revenues in the nine months 2002.

ICS's total revenues decreased by $1,121,176, or 76.7% to $340,874 for the current year-to-date period from $1,462,050 one year ago. Of the total revenues for ICS, installation, maintenance and consulting revenues fell by $859,001 or 76.1% to $270,065 in nine months ended September 30, 2003 from $1,126,066 in the same period last year. The decrease was principally due to the completion of the Company's subcontracting work on the RSAF Prince Sultan Air Force Base computer network upgrade project in Saudi Arabia in August 2002. The Company had received $800,000 in the first nine months of 2002 for its work on this project.

Hardware sales decreased by $264,673 or 79.5% to $68,311 for the nine months ended September 30, 2003, from $332,984 one year ago, continuing the trend of prior quarters and reflecting a slowdown in capital expenditures by the Company's domestic customers, consistent with the economy as a whole. Hardware sales have always been one of the higher cost components of the Company's revenues.

Cost of sales was $184,194, representing 28.2% of total revenue for the nine months ended September 30, 2003, compared to $1,787,514, representing 58.2% of total revenues for the year-to-date period one year ago. Cost of sales of VillageNet was $128,461 or 54.1% of related revenues, compared to $1,323,285, or 82.2% of sales one year ago. Cost of sales of ICS was $55,733, or 16.9% of hardware sales, installation services and maintenance/consulting for the nine months ended September 30, 2003 compared to $464,229 or 31.8%, one year ago.

Total gross margin decreased by $817,794, or 63.6%, to $468,039 in the nine months ended September 30, 2003 from $1,285,833 one year ago. As a percentage of sales, this measure increased by 30% to 71.8% from 41.8%.

Selling, general and administrative expenses ("SG&A") were $723,165 for the nine months ended September 30, 2003, a decrease of $431,079, or 37.3%, from $1,154,244 for the year-to-date period one year ago.

This decrease was primarily attributable to a decrease in payroll and related benefits of $283,962, or 42%, to $392,365 in 2003 from $676,327 in 2002. Of the total SG&A expenses for the current nine months, $266,236 is attributable to VillageNet and $456,928 is attributable to ICS compared to $324,552 and $829,692 for the corresponding period one year ago. As a percentage of sales, total SG&A expenses were 110.9 and 37.6% for the nine months ended September 30, 2003 and 2002, respectively. For VillageNet, these percentages were 85.5% this year and 20.2% last year and for ICS they were 134% or the nine months ended September 30, 2003 and 56.7% or the nine months ended September 30, 2002.

Total interest expense decreased slightly by $1,116 to $77,907 for the nine months ended September 30, 2003 compared to $79,023 or the nine months ended September 30, 2002. Included in this expense category are certain vendor late charges, incurred by the Company as an unavoidable consequence of its tight cash position. The Company has been working closely with its vendors to keep such late charges to a minimum. Interest is also incurred on the Company's related party debt. Although a portion of such debt bears no or below market interest rates, the Company imputes interest expense up to a fair market value therefor, 7.5% per annum for the applicable periods.

Due to the Company's current financial position, it has ceased the operations of its two subsidiaries on October 15, 2003. As of that date, the Company faced the threat of eviction for back rent money owed (see Legal Proceedings, Part II, item 1), abandoned its location at 620 Johnson Avenue Bohemia, New York 11716, also abandoning its assets of machinery and equipment and furniture and fixtures. The Company has also abandoned its equipment at the collocation facilities it rented in Brentwood, New York, and the two collocation facilities in New York City. These collocation facilities housed the equipment necessary for internet connections. The Company owed its vendors back money and the equipment would not be released without payment (See Note 2). There is a $110,373 loss on the abandonment of assets and $12,853 loss of discontinued operations. The combined loss of $123,226 represents 18.9% of sales for the nine months ended September 30, 2003.

Total costs and expenses decreased by $1,912,289, or 63.3%, to $1,108,492 in the nine months ended September 30, 2003 from $3,020,781 one year ago but increased as a percentage of total sales by 71.7% to 170% or the nine months ended September 30, 2003 from 98.3% or the nine months ended September 30, 2002.

Pre-tax loss for the nine months ended September 30, 2003 was $456,259, representing 70% of sales, compared to a pre-tax income of $52,566 constituting 1.7% of sales one year ago. The decline reflects the decrease in gross profit of $817,794 and the increase in the ratio of SG&A expenses to gross profit by 64.7% from 89.8% for the nine months ended September 30, 2002 to 154.5% for the nine months ended September 30, 2003.

As a result of recent changes in the tax law applicable to corporate minimum taxable income in connection with the utilization of net operating tax loss carry-forwards, the Company estimates its effective tax rate for fiscal

2003 will be zero, irrespective of its results for the rest of the year, given its tax loss carry-forward of approximately $3,300,000 as of the beginning of fiscal 2003.

Net loss for the nine month period ended September 30, 2003 was $456,259 compared to a net income in the prior period of $52,566, a decline of $508,825. No preferred stock dividends were paid in the nine months ended September 30, 2003 as compared to $39,739 one year ago. Net loss applicable to common stockholders was accordingly $456,259 in the nine months ended September 30, 2003 compared to a net income applicable to common stockholders of $12,827, in the corresponding period last year, a loss of $469,086. Earnings per share were nil in the nine months ended September 30, 2003, as well as the nine months ended September 30, 2002.

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash at September 30, 2003, all of which is maintained at the same bank, had a $4,348 increase overdraft to $9,204 compared to an overdraft of $4,856 at December 31, 2002. The first nine months of 2003 the Company's cash position deteriorated. ICS had overdraft in both its checking accounts on various dates during the period of January through October 2003. The highest amount overdrawn was $36,243, which occurred in June. August 2003 had the most number of days, a total of 27, that the account was overdrawn. During the same ten month period, VillageNet account was overdrawn one day in July, one day in August, eleven days in September and one day in October. The highest amount overdrawn was $4,887. Village World checking account was overdrawn for two days in March 2003, $1,999 being the high overdraft amount. In May 2003 there was a $4,247 judgment filed against Village World/Big City Bagels by Kemper Insurance Companies for an outstanding balance plus interest on a Worker's Compensation Insurance policy that was in effect from November 29, 1999 through November 29, 2000. The Village World checking account has been closed. In July 2003, Graybar Electric Company filed a $5,101 judgment against ICS. Graybar is one of ICS's vendors and the amount of the judgment is for various materials needed to complete sales jobs purchased by ICS plus interest and penalties. (See additional litigations pending in note 6)

Accounts receivable decreased by $55,559 to $203,337 at September 30, 2003 from $258,896 at December 31, 2002. The decrease reflects an overall reduction of sales and an increase in allowance for doubtful accounts.

Inventory decreased by $14,587 depleting all stock at September 30, 2003. The Company was able to utilize $11,149 of its inventory for hardware sales made in the third quarter of 2003. The balance of $3,438 was abandoned on October 15, 2003 when the Company moved out from its Bohemia office.

Prepaid expenses and other current assets decreased by $72,578 to $1,457 at September 30, 2003 from $74,035 at December 31, 2002, reflecting amortization of prepaid insurance and other routine reductions in the accounts therein.

Accounts payable and accrued expenses increased by $55,856 to $880,124 at September 30, 2003 from $824,268 at December 31, 2002 as the Company's cash position deteriorated.

Notes and loans payable increased by $41,416 to $1,270,199 at September 30, 2003 from $1,228,783 at December 31, 2002. The increase reflects interest accrued during the nine months ended September 30, 2003 on loans payable to related parties. Such loans, totaling $1,077,481, inclusive of accrued interest are due on demand. Notes payable to the bank remained unchanged at $192,718 at September 30, 2003. Borrowings under the line, which may not exceed $200,000, are due on demand; if no demand is made, payment of the outstanding balance is due on the maturity date of the line, October 31, 2003, subject to further renewal at the bank's option.

Operating activities required cash of $58,762 for the nine months ended September 30, 2003 compared to providing cash of $72,052 for the corresponding period one year ago.

For the first nine months of 2003, $17,321 was provided by investing activities compared to $1,612 provided one year ago. Of the $17,631 provided in 2003, a total of $16,709 was from utility and rent security deposits applied to reduce the amount owed to those vendors.

There was $41,416 provided for financing activities in the first nine months of 2003 as compared to the required cash of $14,979 for the first nine months of 2002, which was principally for payments made by the related party for the Company.

At September 30, 2003, the Company increased its working capital deficit by $241,07 to $2,127,288 from $1,886,217 at December 31, 2002. The large working capital deficit has halted operations of the Company's two principal subsidiaries, ICS and VillageNet on October 15, 2003. On September 8, 2003, the Company executed a letter of intent with Biometrics 2000 Corporation ("Biometrics") to merge Biometrics with a subsidiary of the Company (see Note
2). If the proposed merger is effected, the merged companies will seek to expand their business to profitability. Failure of the merger to take place would cease all operations of the Company. There is no guarantee that the proposed transaction will be consummated.

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

                                    PART II.
                                OTHER INFORMATION

ITEM  1.   LEGAL  PROCEEDINGS
           ------------------

On September 20, 2002, VillageWorld was named as the defendant in a breach of contract complaint brought by UltraStar Entertainment, LLC. The complaint, presently pending in New York County Supreme Court, asserts damages of not less than $220,000, plus costs and interest, arising from the Company's alleged failure to deliver a certain software package as specified in the related agreement between the parties as well as the Company's alleged failure to pay over certain monies to the plaintiff. Management does not believe that any significant loss to the Company will result. No trial date has been scheduled.

In July 2003, Graybar Electric Company filed a $5,101 summons and complaint against ICS. Graybar is one of ICS's vendors and complaint asserts a claim for restitution for various materials needed to complete sales jobs purchased by ICS plus interest and penalties. Neither depositions nor a trial date have been scheduled.

On July 7, 2003, Sandata Home Health Care Systems, Inc. filed a summons and complaint against the Company alleging breach of contract of goods sold to ICS. Neither depositions nor a trial date have been scheduled.

In May 2003 there was a $4,247 judgment filed against Village World/ Big City Bagels by Kemper Insurance Companies for an outstanding balance plus interest on a Worker's Compensation Insurance policy that was in effect from November 29, 1999 through November 29, 2000.

In April 2002, the Company's subsidiary, ICS, was named as the defendant in a breach of contract complaint brought by Metro-North Commuter Railroad, which had ordered computer equipment pursuant to a fixed bid. The complaint specified damages of $91,052 plus costs. Management does not believe that any significant loss to the Company will result. No trial date has been scheduled.

The landlord of the office facilities leased by the Company has obtained a judgement on the Company for past due rent, interest and legal costs and fees amounting to $38,100. On September 1, 2003, the Company has been released from its lease on Suite 1B. On October 15, 2003, the Company has been released from its lease on Suite 1A. No further expense will be incurred as of those dates, although the Company is still liable for past due rent.

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

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS
          -----------------------------------------------

On  September  18,  2003,  pursuant  to the written election of the holders, the
Company: (i) issued 44,252,344 shares of Common Stock to the holders of Class B Preferred Stock; and (ii) will issued 9,576,327 shares of Common Stock to designees of the holders of Class B Preferred Stock upon the consummation of the transactions contemplated by the Agreement and Plan of Merger (as fully discussed in Item 4 below); in conversion of all of the issued and outstanding Class B Preferred Stock. Pursuant to the Amended and Restated
Certificate of Incorporation of the Company, the Class B Preferred Stock converts into shares of Common Stock of the Company upon the election of the holders of the Class B Preferred Stock.

ITEM  3.  DEFAULTS  BY  THE  COMPANY  UPON  ITS  SENIOR  SECURITIES
          ---------------------------------------------------------

None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
          -----------------------------------------------------------

On October 29, 2003, the Company; Biometrics 2000 Acquisition Corporation, a wholly owned subsidiary of the Company ("BAC"), Biometrics 2000.com Corporation ("Biometrics") and certain shareholders of Biometrics entered into an Agreement and Plan of Merger (the "Agreement") pursuant to which Biometrics is to merge into BAC and the stockholders of Biometrics will be issued 55% of the issued and outstanding stock of the Company after giving effect to the merger. In addition, pursuant to the Agreement, the Company's certificate of incorporation will be amended to: (i) change the name of the Company from "Villageworld.com, Inc." to "Biometrics 2000 Corporation"; and (ii) increase the Company's authorized capital to 400,000,000 shares of common stock, $0.001 par value per share. The Agreement was approved by the Board of Directors of the Company and stockholders of the Company that represent 58% of the issued and outstanding stock of the Company on October 29, 2003. On November 6, 2003, the Company filed its preliminary information statement pursuant to Section 14(c) of the Securities Exchange Act of 1934 on Form PRE14C with respect to the transactions contemplated by the Agreement.

ITEM  5.  OTHER  INFORMATION
          ------------------

Subsequent  Events

The Company's line of credit matured on October 31, 3003. The balance of the line of credit payable to the bank was $192,718 at September 30, 2003. A meeting is to be scheduled with the Company's bank loan officer in the next week or two to review the line of credit and it is anticipated that the maturity date for the line of credit will be extended for 60 days (December 31, 2003).

On October 29, 2003, the Company; Biometrics 2000 Acquisition Corporation ("BAC"), a wholly owned subsidiary of the Company; Biometrics 2000 Corporation ("Biometrics"); and certain shareholders of Biometrics entered into an Agreement and Plan of Merger (the "Agreement") pursuant to which Biometrics is to merge into BAC and the stockholders of Biometrics will be issued 55% of the issued and outstanding stock of the Company after giving effect to the merger. In addition, pursuant to the Agreement, the Company's certificate of incorporation will be amended to: (i) change the name of the Company from "Villageworld.com, Inc." to "Biometrics 2000 Corporation"; and (ii) increase the Company's authorized capital to 400,000,000 shares of common stock, $0.001 par value per share. The Agreement was approved by the Board of Directors of the Company and stockholders of the Company that represent 58% of the issued and outstanding stock of the Company on October 29, 2003. On November 6, 2003, the Company filed its preliminary information statement pursuant to Section 14(c) of the Securities Exchange Act of 1934 on Form PRE14C with respect to the transactions contemplated by the Agreement.

As of October 15, 2003, the Company's subsidiaries, VillageNet, Inc. and Intelligent Computer Solutions, Inc. have ceased operations in preparation for the consummation of the merger of Biometrics into the Company's wholly owned subsidiary, Biometrics 2000 Acquisition Corporation. The Company is continuing work on certain consulting projects; however, it is anticipated that the operations of the Company following the consummation of the merger will consist of continuing and advancing the business of Biometrics, the design, development and distribution of next generation biometric tactile sense access control devices and advanced fingerprint scanner/verifier hardware and software. There is no guarantee that the merger will be consummated.

As of October 15, 2003, the Company, facing the threat of eviction for back rent money owed, abandoned its location at 620 Johnson Avenue Bohemia, New York 11716, also abandoning its assets of machinery and equipment and furniture and fixtures. On September 1, 2003, the Company has been released from its lease on Suite 1B. On October 15, 2003, the Company has been released from its lease on Suite 1A. No further expense will be incurred as of those dates, although the Company is still liable for past due rent. The Company has also abandoned its equipment at the collocation facilities it rented in Brentwood, New York, and the two collocation facilities in New York City. These collocation facilities housed the equipment necessary for internet connections. The Company owed its vendors back money and the equipment would not be released without payment. The loss from the abandonment of equipment and other assets totaled $123,226. The Company's address and phone number has changed. The Company's new address is 110 Ricefield Lane, Hauppauge, New York 11788; Telephone No. (631) 231-2070; Fax No. (631) 231-2046.

On  September  18,  2003,  pursuant  to the written election of the holders, the
Company: (i) issued 44,252,344 shares of Common Stock to the holders of Class B Preferred Stock; and (ii) will issued 9,576,327 shares of Common Stock to designees of the holders of Class B Preferred Stock upon the consummation of the transactions contemplated by the Agreement and Plan of Merger (as fully discussed in Item 4 below); in conversion of all of the issued and outstanding Class B Preferred Stock. Pursuant to the Amended and Restated Certificate of Incorporation of the Company, the Class B Preferred Stock converts into shares of Common Stock of the Company upon the election of the holders of the Class B Preferred Stock.

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

b)  Reports  on  Form  8-K

     On November 6, 2003, the Company filed a Form 8-K reporting that it has ceased operations in preparation for the consummation of the merger of Biometrics 2000 Corporation ("Biometrics") into the Company's wholly owned subsidiary, Biometrics 2000 Acquisition Corporation ("BAC"). The Company is continuing work on certain consulting projects; however, it is anticipated that the operations of the Company following the consummation of the merger will consist of continuing and advancing the business of Biometrics 2000 Corporation.

On October 28, 2003, the Company filed a Form 8-K reporting that the address and phone number of the Company has changed. The Company's new address is 110 Ricefield Lane, Hauppauge, New York 11788.

On September 11, 2003, the Company filed a Form 8-K reporting that Dr. Steven Levi and David A. Levi, members of the Company's Board of Directors have each resigned effective as of September 1, 2003.

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


                                             VILLAGEWORLD.COM,  INC.
                                             -----------------------
                                                      (Registrant)


Dated:  November  14,  2003               By  /s/  Peter  J.  Keenan
                                              ----------------------
                                                  Peter  J.  Keenan
                                           Chairman  of  the  Board,  President
                                           and  Principal  Executive  Officer


Dated:  November  14  2003               By  /s/  Celia  I.  Schiffner
                                             -------------------------
                                                  Celia  I.  Schiffner
                                           Treasurer  and
                                           Chief  Executive  Officer

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date:  November  14,  2003
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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date:  November  14,  2003
/s/  Celia  I.  Schiffner
-------------------------
Treasurer  and  Principal  Financial  Officer