Form 10KSB/A
period 2002-12-31
VILLAGEWORLD COM INC
filed 2004-02-12
CIK 1006708

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        ________________________________

                                FORM 10-KSB/A #2

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE YEAR ENDED DECEMBER 31, 2002     COMMISSION FILE NO. 0-28058

                          _____________________________

                             VILLAGEWORLD.COM, INC.
              (Exact Name of Registrant as Specified in Its Charter)

       New York                                        11-3137508
       --------                                        ----------
 (State of Incorporation)           (I.R.S. Employer Identification No.)

   110 Ricefield Lane  Hauppauge, New York                11788
   (Address of principal executive offices)             (Zip Code)
             (631) 231-2070
             --------------
   Registrant's Telephone Number
           Securities registered pursuant to Section 12(b) of the Act:
                    Common Stock, $0.001 par value per share
                    ----------------------------------------
                                 (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements  for  the past 90 days.          Yes      [  X  ]       No       []

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 27, 2002 was $1,811,460 using the closing price of $0.025 on December 31, 2002. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 6, 2004 was $10,750,488 using the closing price of $0.10 on February 6, 2004.

     State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. At February 6, 2004, the issuer had outstanding 147,597,632 shares of Common Stock, par value $.001 per share.
                      DOCUMENTS INCORPORATED BY REFERENCE:

                                EXPLANATORY NOTE
                                ----------------
This amendment #2 to our Annual Report on Form 10-KSB for the fiscal year ended December 31 2002 is being filed for the sole purpose of adding the certifications pursuant to Sarbanes-Oxley Act of 2002 which were inadvertently not included in their entirety within our Amendment 1 to Form 10-KSB. No revisions have been made to our financial statements or any other disclosures contained in the Form 10-KSB and Amendment 1 to Form 10KSB other than as contained in this Amendment 2 to Form 10-KSB.


                                   SIGNATURES
                                   ----------
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 12, 2004.


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