Form 10KSB/A
period 2002-12-31
VILLAGEWORLD COM INC
filed 2004-02-12
CIK 1006708

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


                                               VILLAGEWORLD.COM,  INC.


                                            By:/s/  Peter  J.  Keenan.
                                              ------------------------
                                                    Peter  J.  Keenan
                                           Chairman of the Board, Chief
                                        Executive Officer and President

                      CERTIFICATION PURSUANT TO SECTION 302
                      -------------------------------------
                        OF THE SARBANES-OXLEY ACT OF 2002
                        ---------------------------------

I,  Peter  J.  Keenan,  certify  that:

1. I have reviewed this annual report on Amendment #2 to Form 10-KSB of VILLAGEWORLD.COM, INC.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

 b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

 c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:  February  12,  2004
/s/  Peter  J.  Keenan
----------------------
Chairman  of  the  Board of Directors, President and Principal Executive Officer

CERTIFICATION  PURSUANT  TO  SECTION  302
-----------------------------------------
OF  THE  SARBANES-OXLEY  ACT  OF  2002
--------------------------------------

I,  Celia  I.  Schiffner,  certify  that:

1. I have reviewed this annual report on Amendment #2 to Form 10-KSB of VILLAGEWORLD.COM, INC.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

 b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

 c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:  February  12,  2004
/s/  Celia  I.  Schiffner
-------------------------
Treasurer  and  Principal  Financial  Officer