Form 10KSB/A
period 2003-06-30
VILLAGEWORLD COM INC
filed 2004-02-12
CIK 1006708

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-QSB/A #2

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

                                EXPLANATORY NOTE
                                ----------------

This amendment to our Quarterly Report on Form 10-QSB for the quarter period ended June 30, 2003 is being filed for the sole purpose of adding the certifications pursuant to Sarbanes-Oxley Act of 2002 which were inadvertently not included in their entirety within our amendment 1 to Form 10-QSB. No revisions have been made to our financial statements or any other disclosures contained in the Form 10-QSB and Amendment 1 to Form QSB other than as contained in this Amendment 2 to Form 10-QSB.
..

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


                                             VILLAGEWORLD.COM,  INC.
                                             -----------------------
                                                      (Registrant)


Dated:  February  12,  2004                    By  /s/  Peter  J.  Keenan
                                                   ----------------------
                                                  Peter  J.  Keenan
                                     Chairman  of  the  Board,  President
                                     and  Principal  Executive  Officer