Form 10QSB/A
period 2003-06-30
VILLAGEWORLD COM INC
filed 2004-02-12
CIK 1006708

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

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I,  Peter  J.  Keenan,  certify  that:

1. I have reviewed this quarterly report on Amendment #2 to Form 10-QSB of VILLAGEWORLD.COM, INC.;

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
/s/  Peter  J.  Keenan
----------------------
Chairman  of  the  Board of Directors, President and Principal Executive Officer

CERTIFICATION  PURSUANT  TO  SECTION  302
OF  THE  SARBANES-OXLEY  ACT  OF  2002

I,  Celia  I.  Schiffner,  certify  that:

1. I have reviewed this quarterly report on Amendment #2 to Form 10-QSB of VILLAGEWORLD.COM, INC.;

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