Form 10KSB
period 2003-12-31
VILLAGEWORLD COM INC
filed 2004-03-30
CIK 1006708

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[  x  ]            ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
                          OF THE SECURITIES ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2003

                         COMMISSION FILE NUMBER: 0-28058


                              BIOMETRICS 2000 CORP.
             (Exact name of registrant as specified in its charter)
      NEW  YORK                                  11-3137508
  (State or other jurisdiction of             (I.R.S.  Employer
   incorporation  or  organization)           Identification  No.)

                                120 CARANDO DRIVE
                        SPRINGFIELD, MASSACHUSETTS 01104

          (Address, including zip code, of principal executive offices)

                                 (413) 736-9700
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)Yes     X     No  __
           -

(2)Yes     X     No    __
           -

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: At March 23, 2004, the issuer had outstanding 331,904,661 shares of Common Stock, par value $.001 per share.

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

     The issuer' revenue for the fiscal year ended December 31, 2003 was $692,463 RESULTING IN A NET LOSS OF $897,673 for such fiscal year.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 2003 was $28,721,828 using the closing price of $0.12 on December 31, 2003.

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: At February 6, 2004, the issuer had outstanding 147,597,632 shares of Common Stock, par value $.001 per share. On March 4, 2004, the issued consummated its merger with Biometrics 2000 Corporation ("Biometrics") which agreed to merge Biometrics with a subsidiary of VillageWorld, Biometrics Acquisition Corporation . Pursuant to the merger agreement, the shareholders of Biometrics have been issued 184,241,810 shares of common stock of VillageWorld. At March 23, 2004, the issuer had outstanding 331,904,661 shares of Common Stock, par value $.001 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE:

SCHEDULE 14CDEF AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 12, 2004

     A list of Exhibits and documents to be incorporated by reference to this Annual Report on Form 10-KSB begins on page ___.

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


                                       BIOMETRICS 2000 CORPORATION
                                         2003 FORM 10-KSB REPORT

                                           TABLE OF CONTENTS
                   -----------------------------------------------------------

PART   I                                                                                                          PAGE
-----------                                                                                              -------------

Item 1. . . . . . . . . . . . . . . . . . . . . . .  Description of the Business                                    2
Item 2. . . . . . . . . . . . .. . . . . . .. . . .  Legal Proceedings                                              4
Item 4. . . . . . . . . . . . . . . . . . . . . . .  Submission of Matters to a Vote of Security Holders            6

PART   II
------------
Item 5. . . . . . . . . . . . . . . . . . . . . . .  Market for Registrant's Common Equity and Related
                                                     Stockholder Matters . . . . . . . . . . . . . . . . . .        6
Item 6. . . . . . . . . . . . . . . . . . . . . . .  Management's Discussion and Analysis of Financial
                                                     Condition and Results of Operations . . . . . . . . .          8
Item 7. . . . . . . . . . . . . . . . . . . . . . .  Financial Statements                                           17
Item 8. . . . . . . . . . . . . . . . . . . . . . . .Changes in and Disagreements with Accountants on Return
                                                     Accounting and Financial Disclosure . . . . . . . . . .        17
Item 8A . . . . . . . . . . . . . . . . . . . . . .  Controls and Procedures                                        17

PART   III
------------
Item 9. . . . . . . . . . . . . . . . . . . . . . .  Directors, Executive Officers, Promoters and Control Persons
                                                     Of the Registrant; Compliance with Section 16(a) of the
                                                     Exchange Act. . . . . . . . . . . . . . . . . . . . . .        17
Item 10 . . . . . . . . . . . . . . . . . . . . . .  Executive Compensation                                         19
Item 11 . . . . . . . . . . . . . . . . . . . . . .  Security Ownership of Certain Beneficial Owners And
                                                     Management and Related Stockholder Matters. . . . . . .        23
Item 12 . . . . . . . . . . . . . . . . . . . . . .  Certain Relationships and Related Transactions                 28
Item 13 . . . . . . . . . . . . . . . . . . . . . .  Exhibits and Reports on Form 8-K                               29
Item 14 . . . . . . . . . . . . . . . . . . . . . .  Principal Accountant Fees and Services                         31
                                                     Signatures. . . . . . . . . . . . . . . . .  . . . .           32


PART  I
-------
ITEM  1.     DESCRIPTION  OF  THE  BUSINESS
The company formally known as VillageWorld.Com, Inc., ("VillageWorld"), provided community-oriented Internet access under private labels and installed, maintained and serviced computer network systems consisting of full hardware and proprietary software solutions until October 15, 2003. On that date, VillageWorld's two principal subsidiaries, VillageNet, Inc. ("VillageNet") and Intelligent Computer Solutions, Inc. ("ICS") ceased its operations. VillageNet is no longer providing Internet on-line services, electronic mail software, computing support, web hosting or internet access. ICS is no longer offering full service system integration, Internet solutions, or Local and Wide Area Network installations. All intercompany balances and transactions are eliminated in consolidation.

The results of VillageWorld and subsidiaries for the year ended December 31, 2003 have been accounted for as Discontinued Operations. As result of discontinued operations, and in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS144), VillageWorld's previously reported consolidated financial statements for 2002 have been restated to present the VillageWorld's results as discontinued operations.

As revenue declined in 2003, VillageWorld's financial position deteriorated, and ceased the operations of its two subsidiaries on October 15, 2003. As of that date, VillageWorld faced the threat of eviction for back rent money owed (see
Legal Proceedings, Part II, item 1), abandoned its location at 620 Johnson Avenue Bohemia, New York 11716, also abandoning its assets of machinery and equipment and furniture and fixtures. VillageWorld has also abandoned its equipment at the collocation facilities it rented in Brentwood, New York, and the two collocation facilities in New York City. These collocation facilities housed the equipment necessary for internet connections. VillageWorld owed its vendors back money and the equipment would not be released without payment. The loss from the abandonment of equipment and other assets totaled $117,116.


BUSINESS  STRATEGY

On March 4, 2004, VillageWorld closed on its previously announced reverse merger with Biometrics 2000 Corporation ("Biometrics") which agreed to merge Biometrics with a subsidiary of VillageWorld, Biometrics Acquisition Corporation. Pursuant to the merger agreement, the shareholders of Biometrics have been issued 184,241,810 shares of common stock of VillageWorld, an amount as to equal approximately fifty-five percent (55%) of the issued and outstanding common stock of VillageWorld at such timeThe merged companies will seek to expand the business line of Biometrics with the goal of returning to profitability. In the Amendment to the Certification of Incorporation filed pursuant to the merger agreement, VillageWorld has changed its name to Biometrics 2000 Corporation and increased the aggregate number of shares of common stock from 201,000,000 to 400,000,000 par value $.001.

Hereinafter, the term VillageWorld will refer to the company formally known as VillageWorld prior to the March 4, 2004 merger.

VillageWorld believes that ceasing operations will allow them to conserve cash and focus on its new direction of high tech security solutions. Biometrics which was founded in 2000, is a Springfield, MA based developer and reseller of biometric products for access control. Biometrics has the opportunity to leverage its core competencies to capture a leading position in a rapidly growing, but as yet underdeveloped, segment of theelectronic security market by establishing a position in pre-existing distribution channels which are used for related products and accessories to Biometrics products. Biometrics seeks to become a leader in developing and delivering state-of-the-art biometric solutions for the physical access control segment of the Security Electronics Industry. Biometrics hardware and software applications include BioXTouch fingerprint readers and its Touch Device Management (TDM ) software control package. Biometrics believes that is can its knowledge of the access control market and the long association of its management with the distribution channels to maximize the credibility and acceptance of its products from distributors and dealers who control the majority of sales into the market. Biometrics understands the installed base, has working knowledge of the available technology and an understanding of the potential role of biometric solutions for access control and related security functions.

The identification and security products that it develops recognize people through their unique characteristics such as fingerprints. Fingerprint readers solve the significant problems associated with traditional access methods from a security standpoint. Biometrics believes that fingerprint technology also will also be preferred in the future over other methods such as smart cards, magnetic stripe cards and conventional keys all of which can be lost or stolen.

On December 3, 2003, Biometrics entered into a distribution agreement with Saudi Operations and Maintenance Company ("Soma") wherein Soma shall use its best efforts to sell Biometrics' products in Bahrain, Cyprus, Egypt, Iraq, Jordan, Kuwait, Oman, Quatar, Saudi Arabia. United Arab Emirates, Lebanon, Syria and Yemen. Pursuant to the agreement with Soma, Biometrics granted to HH Prince Khalid Bin Fahd Al-Faisal, an affiliate of Soma, a warrant to purchase 5,000,0000 shares of common stock of Biometrics at a purchase price equal to the OTC ask price at the opening of trading on March 4, 2004 (the closing of the merger).

COMPETITION

There are two major competitors in the biometric physical access control market, Bioscrypt and Identix. Identix has cut back on its physical access control product lines in favor of PC/Network and OEM Embedded solutions.


Trademarks  and  Service  Marks

The service marks "Village World " and "Village Net " are registered with the United States Patent and Trademark Office. The trademark "VillageWorld.com " is registered with the United States Patent and Trademark Office.

Employees

Biometrics presently employs three (3) people, each of whom are its Executive Officers. None of Biometrics' employees are represented by a union. Biometrics believes that its relationships with its employees is satisfactory.


Corporate  Information

We were incorporated in New York on December 14, 1992 under the name Big City Bagels, Inc. On July 1, 1999, Big City Bagels, Inc. consummated the transactions contemplated by an Agreement and Plan of Reorganization and Merger with Intelligent Computer Solutions, Inc., VillageNet, Inc. and each of the shareholders of those two companies, dated May 21, 1999 and as amended on June 28, 1999. The agreement provided for the merger of Big City Bagels with and into ICS and VillageNet, respectively, and for ICS and VillageNet to be the surviving corporations continuing as wholly-owned subsidiaries of the Company. On December 30, 1999, we changed our name to VillageWorld.com, Inc. On March 4, 2004, VillageWorld consummated the reverse merger with Biometrics 2000 Corporation. VillageWorld changed its name to Biometrics 2000 Corporation. Biometrics markets, resells and integrates biometric devices into existing electronic access control systems, time tracking systems, health care systems, and data security systems. Biometrics is also s value added re-seller and integrator of spread spectrum wireless transceiver for data transmission systems. Our principal executive offices are located at 120 Carando Drive, Springfield, Massachusetts 01104. Our telephone number is (413) 736-9700, fax number is (413) 736-9718, e-mail address is info@biometrics2000.com.

ITEM  2.     DESCRIPTION  OF  PROPERTY

VillageWorld moved its principal office from Bohemia to Hauppauge in October 2003. At that time, the VillageWorld entered a verbal agreement with a related party to lease office space on a month to month basis. Although no rent has been paid to the related party since moving into the Hauppauge office, the Company is accruing rental expense of $250 per month. As previously discussed the new organization of Biometrics is headquartered in Springfield, Massachusetts. It is the intention of management to close the Hauppauge, NY location sometime during the second quarter of 2004.


ITEM  3     LEGAL  PROCEEDINGS

On September 20, 2002, VillageWorld was named as the defendant in a breach of contract complaint brought by UltraStar Entertainment, LLC. The complaint, presently pending in New York County Supreme Court, asserts damages of not less than $220,000, plus costs and interest, arising from the VillageWorld's alleged failure to deliver a certain software package as specified in the related agreement between the parties as well as the VillageWorld's alleged failure to pay over certain monies to the plaintiff. Management does not believe that any significant loss to will result. No trial date has been scheduled. Approximately one half of the claim has been accrued and recorded.

In July 2003, Graybar Electric Company filed a $5,101 summons and complaint against ICS. Graybar is one of ICS's vendors and complaint asserts a claim for restitution for various materials needed to complete sales jobs purchased by ICS plus interest and penalties. Neither depositions nor a trial date have been scheduled. The amount of $4,300 has been accrued.

On July 7, 2003, Sandata Home Health Care Systems, Inc. filed a summons and complaint against VillageWorld alleging breach of contract of goods sold to ICS. A judgment for the outstanding balance of $41,640 plus interest and legal fees was issued in December 2003. The latest judgment is a total of $50,304, inclusive of interest and fees of which the amount of $41,640 has been accrued.

In May 2003 there was a $4,247 judgment filed against Village World/ Big City Bagels by Kemper Insurance Companies for an outstanding balance plus interest on a Worker's Compensation Insurance policy that was in effect from November 29, 1999 through November 29, 2000. The total amount of the judgment has been accrued.

In April 2002, ICS, was named as the defendant in a breach of contract complaint brought by Metro-North Commuter Railroad, which had ordered computer equipment pursuant to a fixed bid. The complaint specified damages of $91,052 plus costs. Management does not believe that any significant loss will result and therefore no accrual has been booked. No trial date has been scheduled.

The landlord of the Bohemia office facilities leased by VillageWorld has obtained a judgment on the Company for past due rent, interest and legal costs and fees amounting to $38,100. On September 1, 2003, VillageWorld had been released from its lease on Suite 1B. On October 15, 2003, VillageWorld had been released from its lease on Suite 1A. No further expense will be incurred as of those dates, although the VillageWorld is still liable for past due rent.

Federal Express, a service provider to Biometrics, has obtained a judgment on Biometrics for past due invoices, interest and legal costs and fees amounting to $4,692.78. Biometrics has been making monthly payments toward such judgment. The past due invoices plus interest and legal fees are included in accounts payable.

Wayne Alarm Systems, Inc., a service provider to Biometrics, has obtained a judgment on Biometrics for past due invoices, interest and legal costs and fees amounting to $2,120.92. Biometrics has been making monthly payments toward such judgment. The past due invoices plus interest and legal fees are included in accounts payable.

Alan Glasser has obtained a judgment on Biometrics in connection with a note to Biometrics in the amount of $33,081.67. The balance and interest on the note is included in the notes payable total.

 Biometrics is involved in other various legal proceedings and claims incident to the normal conduct of its business. Biometrics believes that such legal proceedings and claims, individually and in the aggregate, are not likely to have a material adverse effect on its financial position or results of operations.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

On October 29, 2003, stockholders representing a majority of the issued and outstanding common stock of the Company executed a written consent providing for an amendment to the Company's Certificate of Incorporation: (i) changing its name to Biometrics 2000.com Corporation; and (ii) increasing the authorized capital of the Company to 400,000,000 shares of common stock, par value $0.001 per share.Villageworld filed Schedule 14C, an information statement, with the Securities and Exchange Commission on February 12, 2004, in connection with the merger with Biometrics2000.com Corp



                                     PART II
ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED STOCKHOLDER
MATTERS
COMMON  STOCK
From January 1, 2003 until May 29, 2003, theVillageWorld's Common Stock has traded on the over-the-counter electronic bulletin board. The price ranges presented below represent the highest and lowest quoted sales prices during each quarter for 2003 reported by Nasdaq. On May 29, 2003, VillageWorld was delisted from the over-the-counter electronic bulletin board due to its failure to remain current with its filings required pursuant to Section 13 of the Securities
Exchange Act of 1934, as amended. On May 30, 2003 through October 27, 2003, VillageWorld's Common Stock had been listed on the NQB Pink Sheets under the symbol "VILW.PK". The quotes represent prices between dealers and do not reflect mark-ups, markdowns or commissions and therefore may not necessarily represent actual transactions. Effective October 28, 2003 VillageWorld was relisted on the over-the-counter electronic bulletin board.


  YEAR      PERIOD          SALES INFORMATION
  -----    -------         ------------------
                              HIGH        LOW
                             ------     -------
2003       1st Quarter         $  0.04  $  0.01
           2nd Quarter         $  0.03  $  0.01
           3rd Quarter         $  0.20  $  0.01
           4th Quarter         $  0.13  $  0.07
2004       1st Quarter         $  0.15  $  0.09

As reported by the Nasdaq OTC Bulletin Board, on December 31, 2003 the closing price of the Common Stock was $ 0.12 per share.

STOCKHOLDERS

On September 18, 2003, the holders of the outstanding Class B Preferred Stock have elected to convert their Class B Preferred Stock into shares of Common Stock. At December 31, 2003 there were 147,662,911 shares outstanding and approximately 134 holders of record of Common Stock. We believe there is in excess of 500 beneficial owners of our Common Stock, most of whose shares are held in street name. The number of outstanding shares does give effect to the deemed issuance of 272,000 shares of common stock issuable upon the exercise of common stock purchase options, all exercisable at $.01 per share. On March 4, 2004 VillageWorld consummated a merger with Biometrics2000Corporation. Pursuant to that agreement the shareholders of Biometrics2000Corporation received 184,241,810 shares which is equal to approximately fifty-five percent (55%) of the issued and outstanding common stock of VillageWorld. At March 23, 2004 there were 331,904,661 shares outstanding.

Dividend  Policy

We have not paid, and our board of directors does not presently intend to declare, any dividends on our Common Stock in the foreseeable future. We anticipate that all of our earnings and other resources, if any, will be retained by us for investment in our business.

SECURITIES  AUTHORIZED  FOR  ISSUANCE  UNDER  EQUITY  COMPENSATION  PLANS

The following table provides information as of December 31, 2003 about Biometrics's common stock that may be issued upon the exercise of options, warrants and rights under all of the Company's existing equity compensation plans.


                         Number of                 Weighted-average                             Number of securities
                         securities to             exercise price of                            remaining
                         be issued                 outstanding                                  available for
                         upon                      options, warrants                            future issuance
                        exercise of                and rights                                   under equity
                        outstanding                                                             compensation plans
                        options,                                                                (excluding securities
                        warrants and                                                            reflected in column (a))
                        rights
                       --------------             -----------------------            -----------------------------------
Equity compensation
plans approved by
security holders:. . .

1996 Plan                    60,012                        $  7.13                                               -

1998 Plan                   400,000                                                                              -

2002 Stock Award and
Incentive Plan            1,288,268                                                                        711,732

Equity compensation plans
not approved by
security holders. . .       322,000 -                      $  0.35                                               -
---------------------  ---------------------        --------------------------            ------------------------
Total                     1,750,280                                                                        711,732
---------------------    -------------------       ---------------------------            ------------------------


RECENT  SALES  OF  UNREGISTERED  SECURITIES

In June of 2002, at Biometrics's annual meeting of shareholders, Biometrics' 2002 Stock Award & Incentive Plan was ratified. A total of 2,000,000 shares of common stock were reserved and available for grant under the 2002 Plan. In February 2003, a total of 225,000 outright share grants of common stock were issued in satisfaction for certain current expense obligations. In addition, on the same date, Biometrics awarded a total of 250,000 options to its employees

On September 25, 2003, as consented to by the Board of Directors, Biometrics issued 200,000 common shares in satisfaction of $10,000 of certain consulting and legal fees applicable to the current fiscal year. The shares were issued under a free-standing stock grant, not pursuant to any Biometrics plan.

On September 18, 2003, pursuant to the written election of the holders, Biometrics issued 70,124,976 shares of Common Stock to the holders of Class B Preferred Stock in conversion of all of the issued and outstanding Class B Preferred Stock. Pursuant to the Amended and Restated Certificate of Incorporation of Biometrics , the Class B Preferred Stock converts into shares of Common Stock of Biometrics.

On January 14, 2004 several former employees of Biometrics exercised their stock options. There were 50,000 options exercised at $0.03 per share and 2,000 options exercised at $0.10 per share. There options were granted under the Biometrics's 2002 Stock Award and Incentive Plan.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
As previously discussed under Part 1 Item 1, VillageWorld has ceased operations and the results of operations have been accounted for a Discontinued Operations. See Note 12 of the Consolidated Financial Statements of VillageWorld for the description of the merger with Biometrics.

SELECTED  FINANCIAL  DATA
FOR  VILLAGEWORLD.COM  INC.  (PRIOR  TO  MERGER)
                                                Year  Ended  December  31,
                                                --------------------------
RESULTS  OF  OPERATIONS:                             2003             2002
                                                     ----             ----


Net (loss) from discontinued operations          $  (897,673)    $  (1,730,438)
Net  loss) attributable to common stockholders   $  (897,673)    $  (1,783,343)

Basic and diluted income (loss) per common share $     (0.01)    $       (0.01)

Weighted average common shares outstanding,
 giving  effect to the conversion of all
 Class B Preferred Stock outstanding             147,577,905        94,142,084

YEAR-END  FINANCIAL  POSITION:
Working  capital  (deficit)                    $  (2,257,767)
Total  assets                                  $      36,063
Total  liabilities                             $   2,293,830
Stockholders'  (Deficiency)                    $  (2,257,767)

Results  of  Operations  for  VillageWorld.com,  Inc.  (prior  to  merger)

Year  Ended  December  31,  2003  Compared  to  Year  Ended  December  31,  2002

As a result of the ceasing of operations on October 15, 2003, and in accordance with FAS144, the results of operations for the years ended December 31, 2003 and 2002 have been accounted for as Discontinued Operations. See Note 12 of the VillageWorld financial statements for more on the merger with Biometrics. The following are the elements of the activities that resulted in the net loss of discontinued operations of $897,673 in 2003 and $1,730,738 in 2002.

VillageWorld's total revenues decreased $2,657,971, or 79.3% to $692,463 for the year ended December 31, 2003 from $3,350,434 for the year ended December 31, 2002. This revenue decline was partly due to the decrease in VillageNet's subscription service revenue of $1,354,903, or 80.6%, to $326,181 in the twelve months of 2003 from $1,681,084 one year ago. This decrease in subscription service revenue was primarily applicable to a single customer, Ultrastar, for whom VillageWorld provided Private Label Internet hosting and related services. Ultrastar terminated their contract with VillageNet on June 30, 2002 and is no longer a customer as VillageWorld had disclosed in prior periodic filings. Ultrastar accounted for $1,101,085, or 32.9% of total revenues in the year ended December 31, 2002. On September 20, 2002, Ultrastar commenced an action against the VillageWorld , asserting breach of contract and non-payment of certain monies.VillageWorld believes such action to be without merit. (See Note 10B to the Consolidated Financial Statements and Part II, Item I, "Legal Proceedings').


ICS's total revenues decreased by $1,303,002, or 77.7% to $374,746 for the year ended December 31, 2003 from $1,668,748 one year ago. Of the total revenues for ICS, installation, maintenance and consulting revenues fell by $956,691, or 77.4%, to $279,807 in the year ended December 31, 2003 from $1,236,498 in the 2002 year. The decrease was principally due to the completion of the ICS's subcontracting work on the RSAF Prince Sultan Air Force Base computer network upgrade project in Saudi Arabia in August 2002. The ICS had received $800,000 in the first nine months of 2002 for its work on this project.

Hardware  sales  decreased  by $364,101, or 84.4%, to $67,076 for the year ended
December 31, 2003, from $431,177 one year ago, continuing the trend of prior quarters and reflecting a slowdown in capital expenditures by the ICS's domestic customers, consistent with the economy as a whole. Hardware sales have always been one of the higher cost components of the ICS's revenues.

Other revenue increased by $17,724, or 58.1%, to $19,399 in the 2003 year compared to $1,675 for the year ended December 31, 2002. Most of the increase was applicable to rent received by VillageWorld's from its tenant for sub-let office space at the VillageWorld's former premises in Bohemia, New York.

Cost of sales was $173,852, representing 25.1% of total revenue for the year ended December 31, 2003, compared to $1,950,052, representing 58.2% of total revenues for the 2002 year. Cost of sales of VillageNet was $119,778 or 36.7% of related revenues, compared to $1,368,731, or 82% of sales one year ago. Cost of sales of ICS was $54,074, or 15.6% of hardware sales, installation services and maintenance/consulting for the year ended December 31, 2003 compared to $581,321 or 34.1%, one year ago.

Total gross margin decreased by $881,771, or 63%, to $518,611 in the year ended December 31, 2003 from $1,400,382 one year ago. As a percentage of sales, this measure increased by 33.1% to 74.9% from 41.8%.

Selling, general and administrative expenses ("SG&A") were $1,197,919 for the year ended December 31, 2003, a decrease of $1,828,344, or 60.4%, from $3,026,263 for the year-ended December 31, 2002.

This decrease was principally attributable to the loss of impairment for goodwill in 2002. In accordance with Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), effective January 1, 2002, goodwill is no longer systematically amortized to operations, but is subject to periodic tests for impairment. SFAS No. 142 prescribes a two-step impairment test, the first step to determine the existence of impairment and the second, if applicable, to measure the impairment amount. Based upon these tests, in the 2002 year, VillageWorld recorded a charge for an impairment loss for its goodwill of $1,480,443. In the 2003 year, after VillageWorld ceased operations of its two subsidiaries, it recorded an additional impairment loss of the remaining $300,000 of goodwill. (See Note 2S to the consolidated financial statements). In addition this decrease was attributable to a decrease in payroll and related benefits of $372,755, or 44%, to $447,892 in 2003 from $847,863 in 2002. Of the total SG&A expenses for the 2003 year, $651,953 is attributable to VillageNet and $545,966 is attributable to ICS compared to $426,353 and $1,119,466 one year ago. As a percentage of sales, total SG&A expenses were 172.9% and 37.6% for the year ended December 31, 2003 and 2002, respectively.

Total interest expense decreased slightly by $3,308 to $101,249 for the year ended December 31, 2003 compared to $104,556 for the prior year. Included in this expense category are certain vendor late charges, incurred by VillageWorld as an unavoidable consequence of its tight cash position. Interest is also incurred on VillageWorld's related party debt. Although a portion of such debt bears no or below market interest rates, VillageWorld imputes interest expense up to a fair market value therefore, 7.5% per annum for the applicable periods. (See Note 5 to the consolidated financial statements).

Due to the VillageWorld's current financial position, VillageWorld faced the threat of eviction for back rent money owed (see Legal Proceedings, Part II, item 1), and abandoned its location at 620 Johnson Avenue Bohemia, New York 11716, also abandoning its assets of machinery and equipment and furniture and fixtures. VillageWorld has also abandoned its equipment at the collocation facilities it rented in Brentwood, New York, and the two collocation facilities in New York City. These collocation facilities housed the equipment necessary for internet connections. VillageWorld owed its vendors back money and the equipment would not be released without payment (See Note 2). There is a $110,373 loss on the abandonment of assets and a $6,743 connected to the loss of discontinued operations.

As a result of recent changes in the tax law applicable to corporate minimum taxable income in connection with the utilization of net operating tax loss carry-forwards, VillageWorld's effective tax rate for fiscal 2003 is zero. It has a tax loss carry-forward of approximately $4,197,600 at the end of fiscal 2003 which may carry over to the merged operation of Biometrics2000 Corporation.

There were no preferred stock dividends in 2003 as compared to $52,905 in 2002. In 2002, pursuant to the filing of an Amended and Restated Certificate of Incorporation of Biometrics , the holders of all Preferred C shares were issued shares of Common Stock upon conversion. There were no Preferred C shares in 2003. Net loss on discontinued operations attributable to common stockholders was accordingly $897,673 in the current year and $1,783,343.

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash at December 31, 2003, was $413 as compared to an overdraft of $4,856 at December 31, 2002. In 2003 VillageWorld's cash position deteriorated. ICS had overdraft in both its checking accounts on various dates during the period of January through October 2003. The highest amount overdrawn was $36,243, which occurred in June. August 2003 had the most number of days, a total of 27, that the account was overdrawn. During the same ten month period, VillageNet account was overdrawn one day in July, one day in August, eleven days in September and one day in October. The highest amount overdrawn was $4,887. Village World checking account was overdrawn for two days in March 2003, $1,999 being the high overdraft amount. In May 2003 there was a $4,247 judgment filed against Village World/Big City Bagels by Kemper Insurance Companies for an outstanding balance plus interest on a Worker's Compensation Insurance policy that was in effect from November 29, 1999 through November 29, 2000. The Village World checking account at State Bank has been closed. On July 7, 2003, Sandata Home Health Care Systems, Inc. ("Sandata") filed a summons and complaint against the VillageWorld alleging breach of contract of goods sold to ICS. Subsequently, in November 2003, Sandata filed a $41,640 judgment plus collection costs against ICS for the balance owed to them as per their summons. But since the VillageWorld has a note outstanding with the bank, the bank, as first lien, was able to take the $8,879 in VillageWorld's accounts to reduce the amount of the note owed to the bank. The ICS checking account was closed.

Accounts receivable decreased by $223,576 to $35,320 at December 31, 2003 from $258,896 at December 31, 2002. The decrease reflects an overall reduction of sales, ceasing operations and an increase in allowance for doubtful accounts.

Inventory decreased by $14,587 depleting all stock at December 31, 2003. VillageWorld was able to utilize $11,149 of its inventory for hardware sales made in the third quarter of 2003. The balance of $3,438 was abandoned on October 15, 2003 when the Company moved out from its Bohemia office and recorded as part of the Loss on Discontinued Operations

Prepaid expenses and other current assets decreased by $73,705 to $330 at December 31, 2003 from $74,035 at December 31, 2002, reflecting amortization of prepaid insurance and other routine reductions in the accounts therein.
VillageWorld's general liability and multi peril policy was cancelled on September 15, 2003 and its umbrella and auto policies were cancelled on September 10, 2003. The Directors and Officers insurance policy expired on October 9, 2003. These policies have not been renewed due to VillageWorld's inability to pay the premiums. (See Note 7-F)

Accounts payable, accrued expenses and sundry payables increased by $9,756 to $898,657 at December 31, 2003 from $888,901 at December 31, 2002 as
VillageWorld's cash position deteriorated. In addition, certain vendors reduced amounts outstanding as part of a settlement to finalize the accounts. This effort, and also the correction of vendor invoices recorded in duplicate reduced accounts payable by $51,347 VillageWorld .

Commissions payable, related to VillageWorld's Internet hosting service revenue remained unchanged at $111,195 for years ending December 31, 2003 and 2002. This amount is in dispute (See legal proceedings Note 7).

Notes and loans payable increased by $55,195 to $1,283,978 at December 31, 2003 from $1,228,783 at December 31, 2002. The increase reflects interest accrued and additional money received during the year ended December 31, 2003 on loans payable to related parties. Such loans, totaling $1,100,139 inclusive of accrued interest are due on demand. Notes payable to the bank was reduced by $8,879 to $183,839 at December 31, 2003 from $192,718 at December 31, 2003. No more borrowing is allowed and , are due on demand; if no demand is made, payment of the outstanding balance is due on the maturity date of the line, April 1, 2004, subject to further renewal at the bank's option. The Company is in discussions with the bank regarding this credit line.

Operating activities required cash of $35,119 for the year ended December 31, 2003 compared to requiring cash of $143,812 one year ago. Non-cash items totaled $98,229 in 2003, of which depreciation comprised $46,200 compared to $142,753 in 2002 of which depreciation comprised $71,010.

In the 2003 year, $17,321 was provided by investing activities compared to $4,107 provided one year ago. Of the $17,321 provided in 2003, a total of $16,709 was from utility and rent security deposits applied to reduce the amount owed to those vendors.

There was $18,211 provided by financing activities in the year ended December 31, 2003 as compared to the cash provided of $48,641 one year ago, part of which was due to net advances from the related party.

At December 31, 2003, VillageWorld increased its working capital deficit by $371,550 to $2,257,767 from $1,886,217 at December 31, 2002. The large working
capital   deficit  has   halted  operations  of   VillageWorld's  two  principal
subsidiaries, ICS and VillageNet on October 15, 2003. On March 4, 2004, VillageWorld consummated a reverse merger with Biometrics (see Note 2).

SELECTED  FINANCIAL  DATA
-------------------------
FOR  BIOMETRICS2000.COM  CORPORATION  (PRIOR  TO  MERGER)

The following discussion and analysis should be read in conjunction with Biometrics' consolidated financial statements and the notes thereto listed in
Note 12. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

SELECTED  FINANCIAL  DATA
-------------------------

                                                     Year  Ended  December  31,
                                                     --------------------------
RESULTS  OF  OPERATIONS:                               2003            2002
                                                       ----           -----
Total  Revenues                                 $   159,769        $   196,022
Net  Loss                                       $  (572,684)       $  (146,227)

YEAR-END  FINANCIAL  POSITION::
Working  capital  (deficit)                     $  (824,125)
Total  assets                                   $    40,380
Total  Liabilities                              $   864,030
Stockholders' (deficiency)                      $  (823,650)

Results  of  Operations  for  Biometrics2000.com  Corp.  (prior  to  merger)

Year  Ended  December  31,  2003  Compared  to  Year  Ended  December  31,  2002

Biometrics' total revenues decreased $36,253 or 18.5% to $159,769 for the year ended December 31, 2003 from $196,022 for the year ended December 31, 2002. During 2003, Biometrics made sales aggregating approximately $114,700 or 71% of its net sales to four customers. During 2002, Biometrics made sales aggregating approximately $43,000 or 22% of its net sales to two customers.

Cost of sales was $157,289 representing 98.4% of the total revenue for the year ended December 31, 2003, compared to $113,663 representing 58%% of the total revenues for the year ended December 31, 2002. The decrease in gross margin as a percentage of sales reflects higher production costs in 2003 compared to consistent fixed production costs 2002.

Total gross margin decreased by $79,880 or 97%, to $2,479 during 2003 from a gross margin of $82,359 one year ago. In fiscal year 2003, due to Biometrics' tight cash position, Biometrics was only able to produce and or purchase items on an as needed basis for particular sales. In fiscal 2002, Biometrics was able to lower these costs by buying in bulk.

Operating expenses were $573,164 in 2003, an increase of $355,659 or 163.5% from $217,505 in 2002. This increase was attributable to the increase in sales and marketing costs and research and development expense. Legal and professional fees increased significantly in preparation of merger with Villageworld.com. costs.

Interest expense was $2,000 for fiscal year 2003 and $11,081 in 2002. Interest expense has not been paid for either year. Interest was accrued in accordance to the note payable at 10% per annum. The higher interest in fiscal 2002 reflects a needed accrual of past years interest.

Pre-tax loss for the year ended December 31, 2003 was $572,684 compared to a pre-tax loss of $146,227 for the year ended December 31, 2002, an increase loss of $426,457. This 291.6% increase reflects the decrease in gross profit of $79,880 and the increase in operational costs for sales and marketing, research and development as well as legal and accounting fees..

Liquidity  and  Capital  Resources

Cash at December 31, 2003, was $3,638 compared to a cash balance of $6,389 at December 31, 2002, a decrease of $2,751.

Accounts receivable increased by $7,663 to $15,335 at December 31, 2003 from $7,672 at December 31, 2002. Of the receivables at December 31, 2003 and December 31, 2002, approximately $15,000 and $4,000, respectively were from three major customers.

Inventory decreased by $9,280 to $20,932 at December 31, 2003 from $30,212 at December 31, 2002. The decline was attributable to the timing of shipping customer orders and billing as well as Biometrics's inability to purchase items in bulk due to its tight cash position.

Accounts payable and accrued expenses increased by $432,888 to $697,144 at December 31, 2003 from $264,256 at December 31, 2002. A significant portion of the increase is due to accrued professional fees in preparation of the merger with Villageworld.com as well as an accrual of $183.335 for research and development. Due to Biometrics' tight cash position, it is past due with many of its vendors. Biometrics is attempting to work out payment arrangements their vendors.

Notes payable increased by $52,377 to $166,886 at December 31, 2003 from $114,509 at December 31, 2002, primarily reflecting additional borrowings from shareholders. The notes payable to shareholders are non interest-bearing and are due upon demand.

At December 31, 2003, Biometrics had a working capital deficit of $824,125 an increase of $489,633 from the $334,492 working capital deficit at December 31, 2002.

Operating activities required cash of $135,738 for the year ended December 31, 2003 compared to $64,554 used the same period one year ago. Most of the change was attributable to the 97% decrease in gross profit and the increase net loss.

For the year ended December 31, 2003, financing activities provided $132,987 compared to $61,410 provided at December 31, 2002. Substantially most of the change was due to issuance of common stock in 2003 of $80,610.

The factors indicate that Biometrics's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing and ultimately attain profitability. Management has supplied no information indicating that there are any committed sources of additional funding.

ITEM  7.     FINANCIAL  STATEMENTS

The report of the VillageWorld's Independent Auditor, the VillageWorld's financial statements and notes to financial statements appear herein commencing on Page F-1.

ITEM  8.     CHANGES  IN  AND  DISAGREEMENTS  WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL

None.

ITEM  8A.  CONTROLS  AND  PROCEDURES

(a)  Evaluation  of  disclosure  controls  and  procedures.

Based on evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, BIOMETRICS' principal executive officer/principal accounting officer have concluded that BIOMETRICS' disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)  Changes  in  internal  controls.

There were no significant changes in Biometrics' internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PART  III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the members of our board of directors and executive officers:

Joseph  J.  Turek          56          Chairman  of  the  Board  and  President
Katrina  Champagne         31          Secretary  and  Director
Celia  I.  Schiffner       48          Treasurer  and Chief Financial
                                       Officer  and  Director
Peter  J.  Keenan          34          Director
Michael  R.  Iveson        57          Director

Directors  and  Executive  Officers

Joseph J. Turek has served as President, Treasurer, Chief Executive Officer and Chairman of the Board of Biometrics since February 1999. Mr. Turek served as president of American Biometrics Corporation from March 1996 to November 1998. Mr. Turek received his BS in Electrical Engineering from University of Southern Mississippi while in the United States Air Force, his BS in Mechanical
Engineering form Western New England College and his MS in Electrical Engineering form Rensselaer Polytechnic Institute. Currently, Mr. Turek is Chairman of the Biometrics Industry Group, a director of the Security Industry Association, and a member of the Homeland Security Group, which is recommending biometric standards and specifications for access control devices to Congress and the Homeland Security Department. Following the consummation of the Merger, Mr. Turek will serve as President of the Company as well as Chairman of the Board of the Company.

Katrina Champagne has been employed by Biometrics since October 2000 as its executive secretary. Prior to employment by Biometrics, during the period of April 1998 to October 2000, Ms. Champagne was disabled and not employed. From January 1997 to April 1998, Ms. Champagne was employed as a Service Center Manager by Home Depot. Following the consummation of the Merger, Ms. Champagne will serve as a member of the Board of the Company and Secretary of the Company.

Celia Schiffner has been employed as the Company's Treasurer and Chief Financial Officer since April 1,2002. Previously, from January 2, 2001 Ms. Schiffner was employed by the Company as an Accounting Manager. From April 1997 until joining the Company, Ms. Schiffner served as the Controller of Montauk Rug and Carpet Corp.

Peter J. Keenan has served as President of VillageWorld, as well as the President of ICS, since the merger in July 1999. From October 1994 to June 1996, Mr. Keenan was technical director of ICS. Since 1995, Mr. Keenan has also served as technical director of VillageNet. From September 1991 to October 1994, Mr. Keenan was employed by Advanced Testing Technologies, Inc. ("ATTI") as a purchasing agent.

Michael R. Iveson has served as a director of Biometrics from February 2001 to present. Currently (and since April 2002), Mr. Iveson is a Regional Vice President of Weichert Real Estate Affiliates Company, a real estate franchisor. From January 1998 to April 2002, Mr. Iveson was the owner of I-Sales, a company which sold locks and other trade items to the hotel industry. Following the consummation of the Merger, Mr. Iveson will serve as a member of the Board of the Company.

On September 1, 2003, Dr. Steven Levi and David A. Levi, members of the Board of Directors of the VillageWorld , resigned from their positions on the Board of VillageWorld. On March 4, 2004 in accordance with the merger agreement, Hector
M. Gavilla and Moshe Schwartz members of the Board of Directors of VillageWorld, resigned from their positions on the Board of Biometrics.

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

Compliance   with   Section  16(a)  of  the  Securities  Exchange  Act  of  1934
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who own more than ten percent of a registered class of Biometrics' equity securities to file certain reports regarding ownership of, and transactions in, Biometrics' securities with the Securities and Exchange Commission (the "SEC"). These officers, directors and stockholders are also required by SEC rules to furnish Biometrics with copies of all Section 16(a) reports that are filed with the SEC.

There were no annual grant of options given to the directors of VillageWorld in fiscal 2003. To the best of our knowledge, all other Forms 3, 4, and 5 required to be filed during the year ended December 31, 2003 were not timely filed.

ITEM  10.     EXECUTIVE  COMPENSATION
The following table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to the Company's Chief Executive Officers in the prior three completed fiscal years (the "Named Officers"). There are no other executive officers whose compensation exceeded $100,000 in the year ended December 31, 2003.


                                           SUMMARY COMPENSATION TABLE
                                          ----------------------------
                                                                                                              LONG-TERM
                                                        ANNUAL COMPENSATION                                COMPENSATION
                                          ----------------------------------------------------          ---------------

                                                                                                             SECURITIES
                                                                                    OTHER ANNUAL             UNDERLYING
NAME AND PRINCIPAL POSITION                 YEAR        SALARY ($)    BONUS ($)    COMPENSATION ($)     OPTIONS/SARS(#)
----------------------------              ------  -   -------------  ------  --------------------       ---------------

Joseph J. Turek
Biometric Chairman, President, Chief        2003              -                       $   846                     -
Executive and Operating Officer             2002              -                       $   500                     -

Katrina Champagne                           2003     $   20,800                       $ 1,350                     -
Secretary and Director                      2002     $   17,400                       $ 1,100                     -

Peter J. Keenan. . . . . . . . . . . . . . .2003 .   $   95,775                                                   -
VillageWorld Chairman, President, Chief     2002 .   $   97,447           -               -                       -
Executive and Operating Officer and         2001     $  100,000           -               -                       -
Treasurer                                   2000     $  113,228                                                   -

Celia I. Schiffner . . . . . . . . . . . . 2003     $   73,161           -               -                        -
Treasurer and Chief Financial              2002     $   67.267           -               -                        -
Officer . . . . . . . . . . . . . .



Mr. Keenan remained a director of Biometrics upon consummation of the Merger. The compensation reflected herein for all periods prior thereto was for services rendered to the company formerly known as VillageWorld.

We have granted 30,000 stock options pursuant to the 2002 Stock Award and Incentive Plan to Celia Schiffner. Other than Peter Keenan, none of employees are employed pursuant to employment agreements.

Other compensation for Joseph Turek and Katrina Champagne are for shares of stock issued for services. Mr. Turek received 845,667 shares and 500,000 shares in 2003 and 2002, respectively. Ms. Champagne received 1,350,000 shares and 1,100,000 shares in 2003 and 2002, respectively.


DIRECTOR'S  COMPENSATION
In March 1996, our predecessor adopted a 1996 Performance Equity Plan, which provides, in part, that on March 31 of each calendar year such plan is in effect, each of our directors are automatically awarded ten-year options to purchase 2,000 shares of common stock at an exercise price which is the fair market value of our common stock on such March 31. As of December 2002, 1996 Performance Equity Plan no longer has any shares available for grant. In June 2002, Biometrics' 2002 Stock Award and Incentive Plan was adopted and ratified. The 2002 Stock Award and Incentive Plan, as set forth below, carries forwards the automatic annual grant of 2000 options to each director provided by the 1996 Plan. All of such options are immediately exercisable as of the date of grant. Other than the foregoing, our directors do not receive any fees or other compensation in connection with their services as directors.

                           OPTIONS/SAR GRANTS IN 2003

The  Company  has not granted any options to its executive officers during 2003.

                     AGGREGATE  OPTION  EXERCISES  IN  2003  AND
                     --------------------------------------
                       2003  FISCAL  YEAR-END  OPTION  VALUES
                       ----------------------------------+
The following table sets forth certain information regarding the value of the options held at December 31, 2003 by the Named Officers. No officers exercised any options during fiscal 2003.

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


1) The product of the excess of $0.12 (the closing price of our Common Stock at December 31, 2003, as reported by the Nasdaq OTCBB) over the exercise price of the unexercised options which were in the money at such date, multiplied by the number of such unexercised options.

COMPENSATION  COMMITTEE  INTERLOCKS  AND  INSIDER  PARTICIPATION

The  Board  of  Directors of the Company does not have a compensation committee.
The Board of Directors determines executive compensation, based on corporate performance and market conditions.

EMPLOYMENT  AGREEMENTS

In August 1996, ICS entered into an employment agreement with Mr. Peter Keenan. The agreement provided for employment on a full-time basis and contains provisions that Mr. Keenan will not compete or engage in a business competitive with VillageWorld's current or anticipated business until eighteen months after the termination of his employment agreement. Pursuant to the employment agreement, the VillageWorld paid Mr. Keenan a base salary of $50,000 per annum. Due to VillageWorld's tight cash position, the President stopped receiving such compensation effective February 16, 2004. Mr. Keenan remains a director of Biometrics.


STOCK  OPTION  PLAN

The following is a description of the Performance Equity Plans adopted during the operations as VillageWorld Such plans will remain active in the new organization of Biometrics.

1996  PERFORMANCE  EQUITY  PLAN

In March 1996, VillageWorld's predecessor adopted the 1996 Performance Equity Plan. The 1996 Plan is administered by the Board of Directors which determines the persons (other than directors) to whom awards will be granted, the number of awards to be granted, and the specific terms of each grant subject to the provisions of the 1996 Plan. Awards consist of stock options (both non-qualified options and options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended), restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards, as described in the 1996 Plan.

On March 31 of each calendar year during the term of the 1996 Plan, each director is automatically awarded ten-year options to purchase 2,000 shares of common stock at an exercise price which is the fair market value of the Company common stock on such March 31. All of such options are immediately exercisable as of the date of grant.

At December 31, 2003 there were 60,012 shares exercisable and outstanding under the plan and no options available for future grants. Options that have been granted and are presently outstanding are at exercise prices ranging from $0.10 to $42.50 per share, including 8,232 options granted to directors on April 1, 2002 under the automatic grant provisions of the Plan.

The automatic grant provisions of the 1996 Plan have been incorporated into the 2002 Stock Award and Incentive Plan, which is set forth below.

1998  PERFORMANCE  EQUITY  PLAN

In 1998, VillageWorld's predecessor adopted the 1998 Performance Equity Plan. VillageWorld's 1998 Performance Equity Plan provides for the issuance of up to 400,000 shares of common stock to employees, officers, directors and consultants. The awards may consist of incentive stock options, nonqualified options, restricted stock awards, deferred stock awards, stock appreciation rights and other awards as described in the 1998 Plan. The board of directors determines vesting periods. At December 31, 2003, there were 100,000 options outstanding, exercisable at $1.00 per share and 100,000 options outstanding, exercisable at $.01 per share. There are no options available for future grants under the 1998 Plan.


2002  STOCK  AWARD  AND  INCENTIVE  PLAN

In June 2002, VillageWorld's 2002 Stock Award and Incentive Plan was adopted and ratified. The 2002 Plan provided for a broad range of awards, including incentive and non-qualified options, restricted and deferred stock, performance awards, stock appreciation rights and other types of equity awards. A total of 2,000,000 shares of Common Stock are reserved and available for grant under the 2002 Plan. The 2002 Plan carries forwards the automatic annual grant of 2000 options to each director provided by the 1996 Plan. The 2002 Plan is administered by Biometrics' Board of Directors.

At December 31, 2003 a total of 603,268 options were outstanding under the above plans and the freestanding grant. Options to purchase 272,000 shares at $.01 per share are excluded from the above totals, as such shares are deemed issued and outstanding due to the nominal exercise price of such options.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of December 31, 2003, prior to the March 4, 2004 merger with Biometrics, based upon information obtained from the persons named below, regarding beneficial ownership of the Company's Common Stock by (i) each current director and nominee for director of the Company, (ii) each executive officer of the Company named in the Summary Compensation Table set forth under the caption "Executive Compensation," below, (iii) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of its Common Stock and (iv) all executive officers and directors of the Company as a group.




                                                                                               Total Number
                                                                          Number of Shares      of Shares of
                                                                          of Common stock         Common
                                                        Number of Shares    into which Class       Stock
Name and Address                                         of Common Stock       B Preferred     Beneficially    Percent
of Beneficial Owner                                    Beneficially Owner       Converted          Owned      of Class
(1)                                                            (2)               (2)(3)           (2)(3)         (4)


Peter J. Keenan . . . . . . . . . . . . . . . . . . . . .     2,191,297(5)        17,781,852     19,973,149      13.57%
Hector M. Gavilla . . . . . . . . . . . . . . . . . . . .     1,721,844(6)      13,962,564(7)    15,680,762      10.65%
Eli Levi. . . . . . . . . . . . . . . . . . . . . . . . .     1,631,575(8)      13,843,470(9)    15,475,045      10.51%
Roberta Levi. . . . . . . . . . . . . . . . . . . . . . .     1,631,575(8)      13,843,470(9)    15,475,045      10.51%
Hector P. Gavilla . . . . . . . . . . . . . . . . . . . .       1,454,534         11,833,500     13,288,034       9.03%
David A. Levi . . . . . . . . . . . . . . . . . . . . . .      475,366(10)         3,984,198      4,459,564       3.03%
Dr. Steven Levi . . . . . . . . . . . . . . . . . . . . .      475,366(11)         3,984,198      4,459,564       3.07%
Moshe Schwartz. . . . . . . . . . . . . . . . . . . . . .        5,646(12)               -0-          5,646          *
Celia Schiffner . . . . . . . . . . . . . . . . . . . . .       45,000(13)                0          45,000          *
-----------------------------------------------------  -------------------  -----------------  -------------  ---------
Directors & Executive Officers as a group (three persons)    3,960,141(13)        31,744,416     35,704,557      30.32%
-----------------------------------------------------  -------------------  -----------------  -------------  ---------


(*)     Less  than  1%

(1) The address for all beneficial owners, directors and executive officers is c/o Advanced Testing Technologies, Inc., 110 Ricefield Lane, Hauppauge NY 11788.

(2) The number of shares of Common Stock beneficially owned by each person or entity is determined under the rules promulgated by the SEC. Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power and shares which such person or entity has the right to acquire within sixty days after December 31, 2003. The inclusion herein of any shares deemed beneficially owned does not constitute an admission by such person of beneficial ownership of such shares. The information is based upon information furnished by the person listed.

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

(7) Includes 8,045,676 shares of Common Stock owned by Mr. Gavilla and 5,916,888 shares of Common Stock held by Mr. Gavilla, as custodian for Alexander
F.  Gavilla,  Mr.  Gavilla's  minor  son.

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

(9) Includes 4,929,636, 4,929,636 and 3,984,198 shares of Common Stock owned by Roberta Levi, Eli Levi and Roberta Levi, as custodian for Shari Levi, respectively. Does not include 3,984,198 shares of Common Stock owned by Susan Levi, daughter of Eli and Roberta Levi, beneficial ownership of which is disclaimed.

(10) Includes 5,647 shares of Common Stock issuable upon the exercise of options held by Mr. Levi.

(11) Includes 5,647 shares of Common Stock issuable upon the exercise of options held by Dr. Levi.

(12) Consists of 5,646 shares of Common Stock issuable upon the exercise of options held by Mr. Schwartz.

(13) Consists of 45,000 shares of Common Stock issuable upon the exercise of options held by Ms. Schiffner

(14) Includes those securities deemed to be beneficially owned by Hector M. Gavilla, Peter J. Keenan, David A. Levi, Dr. Steven Levi and Moshe Schwartz, as set forth in the table above

The following table sets forth ownership information as of the March 4, 2004 immediately following the closing of the Merger, with respect to: (i) each current director or executive officer of the Company; (ii) each current director and executive officer of Biometrics who will be a director and officer of the Company following the closing of the Merger; (iii) all directors and executive officers of the Company as a group, prior to the closing of the Merger and following the closing of the Merger; and (iii) each person known to the Company to be a beneficial owner of more than 5% of the outstanding voting securities of the Company. As of the Merger Closing, there is
331,904,661 shares of common stock issued and outstanding and no shares of preferred stock outstanding. Each share of common stock is entitled to one vote.


                                           Number of
                                           Shares of       Number of Shares of
                                         Common Stock          Common Stock      Percent of Common
Name and Address                      Beneficially Owned    Beneficially Owned      Stock Issued
of Beneficial                           Prior to Merger      Following Merger     Following Merger
Owner (1)                                 Closing(2)            Closing(3)           Closing(3)
------------------------------------  -------------------  --------------------  ------------------

Peter J. Keenan. . . . . . . . . . .        19,973,149(4)            19,973,149               6.02%
Hector M. Gavilla. . . . . . . . . .        15,680,762(5)            15,680,762               4.73%
Eli Levi . . . . . . . . . . . . . .        15,475,045(6)            15,475,045               4.66%
Roberta Levi.. . . . . . . . . . . .        15,475,045(6)            15,475,045               4.66%
Hector P. Gavilla. . . . . . . . . .        13,288,034               13,288,034               4.00%
Moshe Schwartz . . . . . . . . . . .             5,646(7)                 5,646                  *
Celia Schiffner. . . . . . . . . . .            45,000(8)                45,000                  *
Joseph J. Turek. . . . . . . . . . .                 -0-             37,000,588              11.16%
Michael R. Iveson. . . . . . . . . .                 -0-             14,582,594               4.40%
Katrina Champagne. . . . . . . . . .                 -0-             20,954,824               6.32%
Pankaj Patel. . . . . . . . . .                      -0-             32,318,450(10)           9.74%
Directors and Officers as a group(9)          61,385,183             92,556,155              27.89%


(*)     Less  than  1%

(1) The address for Eli Levi, Roberta Levi and Hector P. Gavilla is c/o Advanced Testing Technologies, Inc., 110 Ricefield Lane, Hauppauge NY 11788. The address for Peter J. Keenan, Hector M. Gavilla, Moshe Schwartz and Celia Schiffner is at the Company's offices, 110 Ricefield Lane Hauppauge NY 11788. The address for Joseph J. Turek, Michael R. Iveson and Katrina Champagne is at Biometrics' offices, 120 Carando Drive, Springfield, MA 01104.

(2) The number of shares of Common Stock beneficially owned by each person or entity is determined under the rules promulgated by the SEC. Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power and shares which such person or entity has the right to acquire within sixty days after the record date. The inclusion herein of any shares deemed beneficially owned does not constitute an admission by such person of beneficial ownership of such shares. The information is based upon information furnished by the person listed.

(3) Assumes the closing of the transactions contemplated by the Merger Agreement which includes the issuance of 184,241,750 shares of common stock to the shareholders of Biometrics with a total of 331,904,661 shares of common stock of the Company issued and outstanding.

(4) Includes 5,646 shares of Common Stock issuable upon the exercise of options held by Mr. Keenan.

(5) Includes 9,034,606 shares of Common Stock owned by Mr. Gavilla and 6,644,156 shares of Common Stock held by Mr. Gavilla, as custodian for Alexander
F. Gavilla, Mr. Gavilla's minor son. Also includes 5,646 shares of Common Stock issuable upon the exercise of options held by Mr. Gavilla. Hector M. Gavilla is the father of Hector P. Gavilla.

(6) Includes 580,928 shares of Common Stock owned by Roberta Levi and 580,928 shares of Common Stock owned by Eli Levi. Eli and Roberta Levi are husband and wife. Also includes 469,719 shares of Common Stock held by Roberta Levi, as custodian for Shari Levi, Mr. and Mrs. Eli Levi's minor daughter. David
A. Levi and Dr. Steven Levi are sons of Eli and Roberta Levi. Does not include 469,719 shares of Common Stock owned by Susan Levi, daughter of Eli and Roberta Levi, beneficial ownership of which is disclaimed.

(7) Consists of 5,646 shares of Common Stock issuable upon the exercise of options held by Mr. Schwartz.

(8) Consists of 45,000 shares of Common Stock issuable upon the exercise of options held by Ms. Schiffner.

(9) Prior to the closing of the transactions contemplated by the Merger Agreement, includes those securities deemed to be beneficially owned by Hector
M. Gavilla, Peter J. Keenan, David A. Levi, Moshe Schwartz and Celia Schiffner. Following the closing of the transactions contemplated by the Merger Agreement, includes those securities deemed to be beneficially owned by Peter J. Keenan, Celia I. Schiffner, Joseph J. Turek, Michael Iveson and Katrina Champagne.

(10) Consists of 32,318,450 shares of Common Stock owned by Pankaj Patel and affiliates (attributed to relatives). Of the 32,318,450 shares of Common Stock, Mr. Patel individually owns 11,850,420 shares.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

In October 2001, ATTI International Development, Inc., ("AID") a company whose management includes Eli Levi and Hector M. Gavilla and whose principal stockholders include those two individuals and members of their families, received final approval from the United States Air Force for its contract to implement a local and wide area network (LAN/WAN) solution for the Royal Saudi Air Force ("RSAF"). VillageWorld was a principal sub-contractor on this project, pursuant to a verbal agreement with AID. In December 2001 the VillageWorld began work on its portion of the initial contract. As of August 15, 2002, the VillageWorld had completed its work on such contract for which it received $600,000 and had also completed work on a second verbally agreed-to contract, for which it has received $300,000.

Biometrics has various notes and loans due to AID and Advanced Testing Technologies, Inc. ("ATTI"), certain of which are non-interest bearing. Eli Levi, a principal shareholder of Biometrisc and father of David A. Levi and Dr. Steven Levi, former directors of Biometrics , is the Executive Vice President and Chief Operating Officer of ATTI; Roberta Levi, Eli Levi's wife, David A. Levi's and Dr. Steven Levi's mother and a principal shareholder of Biometrics , is a shareholder of ATTI. Hector M. Gavilla, a principal shareholder and director of Biometrics , is the President, Chief Executive Officer and shareholder of ATTI. At December 31, 2003, the outstanding amounts, including accrued interest as applicable, and the contractual interest rates are as follows:


     Year  of               Amount,  including          Contractual
     origination               accrued  interest          interest  rate
     -----------               -----------------          --------------

     2000  and  prior     $    364,438          0%
     2000  and  prior          357,579          5%
          2001                 256,786          8%
          2002                  57,262          8%
          2003                  64,086          8%
                           -----------
     Total                $  1,100,151
                          ============

Principal and interest payments, contractually due on a quarterly basis, have been deferred with the lender's consent until such time Biometrics' cash flow improves and sustains on-going operations, when all of the notes and loans are due and payable, together with accrued interest. These loans have also been subordinated to bank indebtedness to the extent of $250,000.

On notes and loans originating prior to 2001, the VillageWorld has imputed interest expense to yield a fair-market rate of 7.5%, with an equivalent offset to additional paid-in capital. Total interest expense on related party notes and loans was $79,225 in 2003 and $72,426 in 2002, of which $42,029 and $41,493, respectively,  was  imputed.

Biometrics entered a verbal agreement with a related party to lease office space on a month to month basis. Although no rent has been paid to the related party since moving into the Hauppauge office in October, the Company is accruing rental expense of $250 per month. It is the intention of management to close the Hauppauge location during the second quarter of 2004.

During the period from 1998 to present, IntelliSys, ("IS") an unincorporated assumed name of Pankaj Patel (who owns with affiliates 9.74% of the issued and outstanding common stock of Biometrics), provided certain research and development and manufacturing services to Biometrics with respect to the development of some of its biometric products. In connection with such services, Mr. Patel has an intellectual property assignment agreement with Biometrics wherein (i) Mr. Patel assigned certain technology to Biometrics; and (ii) Biometrics acknowledged a debt due to Mr. Patel in the amount of $140,000. Mr. Patel has a lien on the assigned intellectual property which shall be released upon the payment of $140,000 by Biometrics. Mr. Patel and the Company have entered into a software license wherein (i) Mr. Patel licensed certain software to Biometrics; and (ii) Biometrics agreed to pay to Mr. Patel a license fee on a product by product basis for all products sold which use the licensed software. The Company does not currently sell any products containing the licensed software.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

EXHIBITS:
--------
3.1      Restated  Certificate  of  Incorporation  (1)
3.2      Amendment  No.  1  to  Certificate  of  Incorporation  (2)
         Amendment  No.  2  to  Certificate  of  Incorporation  (2)
3.4      Amendment  No.  3  to  the  Certificate  of  Incorporation  (14)
3.4      Bylaws  of  the  Company  (3)
10.1     Agreement  by  and between the Company and Ultrastar Internet Services,
         LLC  (4)
10.2     Employment  Agreement  by  and between the Company and Peter Keenan (4)
10.3     1996  Performance  Equity  Plan  (1)
10.4     1998  Performance  Equity  Plan  (5)
10.5 Lease Agreement by and between ICS and Fortunato Development, Inc. for the lease of Suite 1A located at 620 Johnson Avenue, Bohemia, New York (6)
10.6     2002  Stock  Award  and  Incentive  Plan  (7)
10.7 Agreement and Plan of Merger by and among Villageworld, Biometrics and Biometrics Acquisition Corporatoin (14)
21       Subsidiaries  of  the  Company  (*)
31.1     Certification  of Chief Executive Officer pursuant to Rule 13-14(a) and
         Item  307  of  Regulation  SB  32.1  (*)
31.2     Certification  of Chief Financial Officer pursuant to Rule 13-14(a) and
         Item  307  of  Regulation  SB  32.1  (*)
32.1     Certification  by  Chief  Executive  Officer  Pursuant to the 18 U.S.C.
         Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
32.2     Certification  by  Chief  Financial  Officer  Pursuant to the 18 U.S.C.
         Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
____________
 (*)     Filed  herewith

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

(8) Filed as an exhibit to the Company's Form 8-K, filed with the Commission on January 30, 2003 and incorporated herein by reference.

(9) Filed as an exhibit to the Company's Form 8-K/A, filed with the Commission on February 6, 2003 and incorporated herein by reference.

(10) Filed as an exhibit to the Company's Form 10-KSB for the fiscal year ended December 31, 2001, filed the Commission on October 3, 2003 and incorporated herein by reference

(11) Filed as an exhibit to the Company's Form 10-KSBA for the fiscal year ended December 31, 2001, filed the Commission on October 9, 2003 and incorporated herein by reference

(12) Filed as an exhibit to the Company's Form 8-K, filed with the Commission on October 28, 2003 and incorporated herein by reference.

(13) Filed as an exhibit to the Company's Form 8-K, filed with the Commission on November 6, 2003 and incorporated herein by reference.

(14) Filed as an exhibit to the Company's Form PRE14C filed the Commission on November 7, 2003 and incorporated herein by reference.

(15) Filed as an exhibit to the Company's Form PRER14C filed the Commission on December 30, 2003 and incorporated herein by reference.

(16) Filed as an exhibit to the Company's Form DEF14C filed the Commission on February 12, 2004 and incorporated herein by reference.

Reports  on  Form  8-K
----------------------

Form  8-K  filed with  the Securities and  Exchange Commission by the Company on
November  6,  2003  with  respect  to  the   proposed  merger  transaction  with
Biometrics2000.com  Corp.  and  the cessation  of  operations.

Form 8-K filed with the Securities and Exchange Commission by the Company on October 28, 2003 with respect to the change of address of the Company.

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

Aggregate fees for professional services rendered for us by Laurence Rothblatt & Company, LLP, for fiscal years ended December 31, 2003 and 2002, are set forth below. The aggregate fees included in the Audit category are fees billed for the fiscal years for the audit of our annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are billed in the fiscal years.

                    FISCAL  YEAR  2003    FISCAL  YEAR  2002
AUDIT  FEES               $  12,000          $   3,000
AUDIT-RELATED  FEES       $       -          $       -
TAX  FEES                 $       -          $       -
ALL  OTHER  FEES          $       -          $       -

     TOTAL                $  12,000          $   3,000

Audit fees for the fiscal years ended December 31, 2003 and 2002, were for professional services rendered for the audits of the consolidated financial statements of the Company, quarterly review of the financial statements included in Quarterly Reports on Form 10-QSB, and other assistance required to complete the year end audit of the consolidated financial statements.

As we do not have a formal audit committee (see end of Item 9 above), the services described above were approved by the Board of Directors under the de minimus exception provided by Rule 2-01(c)(7)(i)(C) under Regulation S-X. Further, as we do not have a formal audit committee, the Board of Directors . approved the procedures of the independent auditor.

                                   SIGNATURES
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2004.

                                        BIOMETRICS2000  CORPORATION


                                        By:/s/  Joseph  J.  Turek.
                                          ------------------------
                                                Joseph  J.  Turek
                                             Chairman  of  the  Board,  Chief
                                             Executive  Officer and President

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

/s/  Joseph  J.  Turek     Chairman of the Board, Chief         March  30,  2004
----------------------     Executive Officer and President
Joseph  J.  Turek          (Principal  Executive  Officer)

/s/  Peter  J.  Keenan     Director                             March  30,  2004
----------------------
Peter  J.  Keenan

/s/  Katrina  Champagne    Secretary  and  Director             March  30,  2004
-----------------------
Katrina  Champagne

/s/  Michael  R. Iveson    Director                             March  30,  2004
------------------------
Michael  R.  Iveson

/s/  Celia I. Schiffner    Treasurer (Principal Financial       March  30,  2004
-----------------------    Officer) and Director
Celia  I.  Schiffner

                             INDEX  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


      VillageWorld.com Inc. and Subsidiaries (Name changed to Biometrics 2000 Corporation March 4, 2004)            Page

      A. Report of Independent Auditor. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-2

      B. Consolidated Balance Sheets for at December 31, 2003 and 2002. . . . . . . . . . . . . . . . . . . . . . .  F-3

      C. Consolidated Statements of Operations for the years ended December 31, 2003 and 2002 . . . . . . . . . . .  F-4

      D. Consolidated Statements of Changes in Stockholders' Deficit for the year ended December 31, 2003 and 2002.  F-5

      E. Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002 . . . . . . . . . . .  F-7

      F. Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . .  . . . .  F-8-F-23

      Biometrics 2000 Corporation
      G. Report of Independent Auditor for December 31,2003                                                         F-24

      H. Report of Independent Auditor for December 31, 2002                                                        F-25

      I. Balance Sheets at December 31, 2003 and 2002 . . .   . . . . . . . . . . . . . . . . . . . . . . .         F-26

      J. Statements of Operations for the years ended December 31, 2003 and 2002. . . . . . . . . . . . . .         F-27

      K. Statements of Changes in Stockholders' Deficit for the years ended December 31, 2003 and 2002. . . . . .   F-28

      L. Statements of Cash Flows for the years ended December 31, 2003 and 2002. . . . . . . . . . . . . . . . .   F-29

      M. Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-30-F-32


                          INDEPENDENT AUDITORS' REPORT


                                        March  15,  2004


To  the  Board  of  Directors
Villageworld.com,  Inc.
Hauppauge,  NY

We have audited the accompanying balance sheets of Villageworld.com, (Name changed to Biometrics2000 Corporation March 4, 2004) Inc and Subsidiaries as of December 31, 2003 and 2002 and the related consolidated statement of operations, shareholders deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Villageworld.com Inc. and Subsidiaries' management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Villageworld.com, Inc. and Subsidiaries as of December 31, 2003 and 2002, the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As set forth in such financial statements and further discussed in Note 1B, thereto, Villageworld.com, Inc. and Subsidiary Companies has sustained significant losses from operations during the last two years and has severe cash shortages and working capital deficit with current liabilities approximately sixty times the amount of current assets at December 31, 2003. These matters caused VillageWorld.com to cease operations of its two operating subsidiaries as of October 15, 2003. Management's plans in regard to these matters are also described in Note 1B.


                                   LAURENCE  ROTHBLATT  &  COMPANY,LLP
                                   GREAT  NECK,  NY

                       VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
           (Name changed to Biometrics 2000 Corporation March 4, 2004)
                              CONSOLIDATED BALANCE SHEET

                                                                          December 31, 2003   December 31, 2002
ASSETS
Current Assets:
Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $              413     $              -
Accounts receivable, net of allowance for doubtful accounts . . . . . .              35,320              258,896
Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   -               14,587
Prepaid expenses and other current assets . . . . . . . . . . . . . . .                 330               74,035
                                                                         -------------------    -----------------
  Total Current Assets. . . . . . . . . . . . . . . . . . . . . . . . .              36,063     $        347,518


Fixed assets, net of accumulated depreciation . . . . . . . . . . . . .                   -              156,573
Goodwill, net of accumulated amortization . . . . . . . . . . . . . . .                   -              300,000
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   -               17,321
                                                                         -------------------    -----------------
  TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $           36,063     $        821,412
                                                                         ===================    =================


LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)
Current liabilities:
Cash overdraft. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                -     $          4,856
Note payable - bank . . . . . . . . . . . . . . . . . . . . . . . . . .             183,839              192,718
Accounts payable, accrued expenses, and sundry payables . . . . . . . .             898,657              888,901
Commissions payable . . . . . . . . . . . . . . . . . . . . . . . . . .             111,195              111,195
Loans payable, related parties. . . . . . . . . . . . . . . . . . . . .           1,100,139            1,036,065
                                                                         -------------------    -----------------

  Total Current Liabilities . . . . . . . . . . . . . . . . . . . . . .           2,293,830            2,233,735
                                                                         -------------------    -----------------
  Total Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .  $        2,293,830     $      2,233,735
                                                                         ===================    =================

Commitments and Contingencies . . . . . . . . . . . . . . . . . . . . .                   -                    -
                                                                         -------------------    -----------------

Stockholders'  (Deficiency):
Convertible Class B preferred stock; $.001 par value; 1,000,000 shares
 authorized; 0 and 508,152 shares issued and outstanding, respectively.                   -                  508
Common stock; $.001 par value; 200,000,000 shares authorized;
 147,662,911 and 77,337,935, shares issued, respectively . . . . . . ..             147,663               77,338
Additional paid in capital. . . . . . . . . . . . . . . . . . . . . . .           6,108,119            6,125,907
Accumulated (deficit) . . . . . . . . . . . . . . . . . . . . . . . . .          (8,446,205)          (7,548,532)
Stock subscription receivable . . . . . . . . . . . . . . . . . . . . .              (2,720)              (2,920)
Treasury stock (65,279 shares at cost). . . . . . . . . . . . . . . . .             (64,624)             (64,624)
                                                                         -------------------    -----------------
  Total stockholders' deficiency. . . . . . . . . . . . . . . . . . . .          (2,257,767)          (1,412,323)
                                                                         -------------------    -----------------

  TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $           36,063     $        821,412
                                                                         ===================    =================


     The accompanying notes are an integral part of the financial statements.

                     VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
           (Name changed to Biometrics 2000 Corporation March 4, 2004)
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                Years Ended
                                      December 31, 2003   December 31, 2002
                                                            (Restated)
                                      -----------------   -----------------
Discontinued operations:
    (Loss) from operations . . . . .          ($480,557)          ($249,995)

   (Loss) on impairment of
        goodwill . . . . . . . . . .           (300,000)         (1,480,443)

   (Loss) on abandonment of
        of assets. . . . . . . . . .           (117,116)                  -
                                      ------------------  ------------------

    (Loss) from discontinued
        operations . . . . . . . . .          ($897,673)        ($1,730,438)

                                      ==================  ==================
   Accrued cumulative dividends on
      preferred stock and conversion
      of preferred shares . . . . . .                 -             (52,905)
                                      ==================  ==================

    (Loss) from discontinued
        operations attributable to
        common shareholders                   ($897,673)        ($1,783,343)

                                      ==================  ==================







     The accompanying notes are an integral part of the financial statements.

                     VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
           (Name changed to Biometrics 2000 Corporation March 4, 2004)
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                      For the Year Ended December 31, 2003






                                        Class B                                              Additional
                                    Preferred Stock                    Common Stock           Paid-In
                                    ----------------                  --------------
                                         Shares           Amount        Shares      Amount     Capital
                                    ----------------  --------------  -----------  --------  -----------
Balance, January 1, 2003 . . . . .          508,152   $     508      77,337,935    $ 77,338    $6,125,907

Conversion of Preferred B shares
 (3rd Quarter) . . . . . . . . . .         (508,152)       (508)     70,124,976      70,125       (69,617)

Issuance of shares for services. .                                      200,000         200         9,800

Exercise of nominal stock options

Capital contribution imputed
 for interest expense. . . . . . .                                                                 42,029

Net loss from discontinued operations             -           -               -           -             -
                                    ----------------  ----------    -----------    --------    -----------

Balance December 31, 2003. . . . .                -   $       -     147,662,911    $147,663    $6,108,119
                                    ================  ==========    ===========    ========    ===========








                                                      Stock                                             Total
                                     Accumulated    Subscription          Treasury Stock          Stockholders'
                                                                   ---------------  ---------------
                                       Deficit       Receivable        Shares           Amount        Deficiency
                                    -------------  --------------  ---------------  ---------------  ------------
Balance, January 1, 2003 . . . . .  $ (7,548,532)  $      (2,920)         (65,279)  $   (64,624)     $(1,412,323)

Conversion of Preferred B shares
 (3rd Quarter) . . . . . . . . . .                                                                             -

Issuance of shares for services. .             -                                                          10,000
                                               -
Exercise of nominal stock options.                           200                                             200

Capital contribution imputed
 for interest expense. . . . . . .                                                                        42,029
                                               -
Net loss from discontinued operations   (897,673)              -                -                -      (897,673)
                                    -------------  --------------  ---------------  ---------------  ------------

Balance December 31, 2003. . . . .  $ (8,446,205)  $      (2,720)         (65,279)  $   (64,624)     $(2,257,767)
                                    =============  ==============  ===============  ===============  ============


     The accompanying notes are an integral part of the financial statements.


                                      VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
                             (Name changed to Biometrics 2000 Corporation March 4, 2004)
                                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
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

Exercise of nominal stock options

Accrued  cumulative dividends
 on preferred stock

Capital contribution imputed
 for interest expense

Net loss from discontinued operations             -             -              -        -               -           -
                                    ----------------  ------------   ------------  -------       ----------   -------

Balance December 31, 2002. . . . .          508,152   $       508              -    $   -       77,337,935  $  77,338
                                    ================  ===========      ==========   =======     ==========  =========





                                     Additional                      Stock                                    Total
                                      Paid-In      Accumulated    Subscription       Treasury Stock       Stockholders'
                                                                                    ---------------
                                      Capital        Deficit       Receivable      Shares         Amount      Equity
                                    ------------  -------------  --------------  ----------  ------------  ------------
Balance, January 1, 2002 . . . . .  $ 5,947,786   $ (5,765,189)  $    (3,520)    (65,279)  $     (64,624)  $   138,451

Conversion of preferred shares
 (first quarter) . . . . . . . . .        2,100           (240)                                                  1,989

Conversion of preferred shares . .
 (fourth quarter) . . . . . . . . .     104,853                                                                157,997

Issuance of shares for services. .       15,900                                                                 16,000

Issuance of shares for services
 (fourth quarter) . . . . . . . . .      13,775                                                                 14,250

Exercise of nominal stock options.                                       600                                       600

Accrued  cumulative dividends
 on preferred stock. . . . . . . .                     (52,665)                                                (52,665)

Capital contribution imputed
 for interest expense. . . . . . .       41,493                                                                 41,493

Net loss from discontinued operations         -     (1,730,438)            -           -               -    (1,730,438)
                                    -----------   -------------  -------------  ----------  --------------  -----------

Balance December 31, 2002. . . . .  $ 6,125,907   $ (7,548,532)  $     (2,920)   (65,279)  $     (64,624)  $(1,412,323)
                                    ===========   =============  =============  ==========  =============  ============




     The accompanying notes are an integral part of the financial statements.

                     VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
           (Name changed to Biometrics 2000 Corporation March 4, 2004)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                      Years Ended December 31,
                                                                                        2003                 2002
                                                                             --------------------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from discontinued operations.  . . . . . . . . . . . . . . . . . .  $           (897,673)       $(1,730,438)
                                                                             ---------------------       ------------

Adjustments to reconcile net loss to net cash used by operating activities:
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . .                46,200             71,010
  Loss on abandonment of assets . . . . . . . . . . . . . . . . . . . . . .               110,373                  -
  Stock issued for compensation . . . . . . . . . . . . . . . . . . . . . .                10,000             30,250
  Interest expense accrued and imputed on related party loans . . . . . . .                79,213             72,427
      Loss on impairment of goodwill. . . . . . . . . . . . . . . . . . . .               300,000          1,480,443
      Bad debt provision. . . . . . . . . . . . . . . . . . . . . . . . . .                64,404            110,499
  Decrease (increase) in:
      Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . .               159,172             34,174
      Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                14,587             10,479
      Prepaid expenses and other current assets . . . . . . . . . . . . . .                73,705             16,112
  Increase (decrease) in:
      Accounts payable, accrued expenses, and sundry payables . . . . . . .                9,756            (171,631)
      Commissions payable . . . . . . . . . . . . . . . . . . . . . . . . .                     -            (71,993)
      Other current liabilities . . . . . . . . . . . . . . . . . . . . . .                (4,856)             4,856
                                                                             ---------------------       ------------
  Total adjustments . . . . . . . . . . . . . . . . . . . . . . . . . . . .               862,554          1,586,626
                                                                             ---------------------       ------------
  Net cash used by operating activities . . . . . . . . . . . . . . . . . .               (35,119)          (143,812)
                                                                             ---------------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Decrease (increase) in other assets . . . . . . . . . . . . . . . . . . .                17,321              4,107
                                                                             ---------------------       ------------
Net cash provided (used) by investing activities. . . . . . . . . . . . . .                17,321              4,107
                                                                             ---------------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Note payable proceeds (repayments), net . . . . . . . . . . . . . . . . .                (8,879)                 -
  Exercise of stock options . . . . . . . . . . . . . . . . . . . . . . . .                   200                600
  Proceeds of related party loans, net. . . . . . . . . . . . . . . . . . .                26,890             48,041
                                                                             ---------------------       ------------
Net cash provided by financing activities . . . . . . . . . . . . . . . . .                18,211             48,641
                                                                             ---------------------       ------------

NET DECREASE IN CASH. . . . . . . . . . . . . . . . . . . . . . . . . . . .                   413            (91,064)
Cash, beginning of year . . . . . . . . . . . . . . . . . . . . . . . . . .                     -             91,064
                                                                             ---------------------       ------------
Cash, end of year . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                413        $         -
                                                                             =====================       ============
                                                                                                -                  -
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                37,196             32,132

Supplemental disclosures of non-cash investing and financing activities:
  Common stock issued for prepaid services/executive compensation . . . . .                10,000             30,250
  Cumulative $6 Class C preferred stock dividend accrued/paid in-kind . . .                     -             52,905
  Capital contribution imputed for interest expense . . . . . . . . . . . .                42,029             41,493


     The accompanying notes are an integral part of the financial statements.

                     VillageWorld.com, Inc. and Subsidiaries
           (Name changed to Biometrics 2000 Corporation March 4, 2004)
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

Note  1  -  Organization  and  Basis  of  Presentation;  Going  Concern:

A.     Organization  and  Basis  of  Presentation:

VillageWorld.com, Inc. ("VillageWorld") is the successor-consolidated entity formed by the merger on July 1, 1999, of Big City Bagels, Inc. ("Big City"), VillageNet, Inc. ("VillageNet") and Intelligent Computer Solutions, Inc. ("ICS"). VillageNet and ICS, which were affiliated by virtue of certain common management and ownership prior to the merger, were incorporated in New York on June 6, 1995 and October 21, 1994, respectively. Big City was incorporated in New York on December 21, 1992. After the merger, Big City, publicly held and the legally surviving parent company, changed its name to VillageWorld.com, Inc. As the former shareholders of VillageNet were issued a majority of the shares in the combined company, VillageNet recorded the transaction as a reverse acquisition of Big City and a forward acquisition of ICS. Before the merger, Big City determined to discontinue its bagel business; accordingly the purchase of Big City was recorded at the fair value of its net asset deficiency assumed by VillageWorld. On March 4, 2004 VillageWorld entered into a reverse merger with Biometrics2000 Corporation ('Biometrics"). See Note 1B for further information on this transaction.

On October 15, 2003, the VillageWorld's two principal subsidiaries, VillageNet, Inc. ("VillageNet") and Intelligent Computer Solutions, Inc. ("ICS") ceased its operations. VillageNet is no longer providing Internet on-line services, electronic mail software, computing support, web hosting or internet access. ICS is no longer offering full service system integration, Internet solutions, or Local and Wide Area Network installations. In accordance with the Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (FAS 144) the operations of VillageWorld have been accounted for as Discontinued Operations. As a result of discontinued operations, VillageWorld's previously reported consolidated financial statements for 2002 have been restated to present VillageWorld's results as discontinued operations.

B.   GOING  CONCERN  AND  MERGER  BIOMETRICS  2000  CORP.:
     ----------------------------------------------------

The accompanying consolidated financial statements for VillageWorld.com, Inc. have been prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. VillageWorld had net losses of $897,673 in 2003 and $1,783,343 in 2002. In 2002, the loss is after Class C preferred stock dividends paid-in-kind and accrued. The related use of cash for operating activities have resulted in an extremely tight cash position and a deficit in working capital of $2,225,767 at December 31, 2003. Due to VillageWorld's current financial position, it ceased the operations of its two subsidiaries on October 15, 2003. As of that date, VillageWorld faced the threat of eviction for back rent money owed (see Legal Proceedings, Part II, item 1), abandoned its location at 620 Johnson Avenue Bohemia, New York 11716, also abandoning its assets of machinery and equipment and furniture and fixtures. VillageWorld has also abandoned its equipment at the collocation facilities it rented in Brentwood, New York, and the two collocation facilities in New York City. These collocation facilities housed the equipment necessary for internet connections. VillageWorld owed its vendors back money and the equipment would not be released without payment. The loss from the abandonment of equipment and other assets totaled $117,116.

On March 4, 2004, VillageWorld consummated the reverse merger with with Biometrics 2000 Corporation ("Biometrics"). As a result of the merger, the shareholders of Biometrics were issued shares of common stock of VillageWorld in such an amount as to equal approximately fifty-five percent (55%) of the issued and outstanding common stock of VillageWorld at such time. On November 7, 2003 VillageWorld filed a PRE14C and on February 12,2004 VillageWorld filed a DEF14C. These Definitive Information Statements were mailed to VillageWorld's shareholders and Biometrics' shareholders on February 13, 2004. It is the intent of management that the merged companies will seek to expand their business with the goal of returning to profitability. The new Company name is Biometrics 2000 Corporation. See Note 12 for more information on the merger.

Note  2  -  Summary  of  Significant  Accounting  Policies:

A.     Use  of  Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported operational results during the reporting period. Actual results could differ from those estimates.

                     VillageWorld.com, Inc. and Subsidiaries
                     ---------------------------------------
           (Name changed to Biometrics 2000 Corporation March 4, 2004)
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

Note  2  -  Summary  of  Significant  Accounting  Policies:  -  (continued):

B.     Accounts  Receivable  and  Allowance  for  Doubtful  Accounts:

Net Accounts Receivables represents services and products provided to school districts, businesses, church and other non-profit groups and individuals concentrated in the Long Island and New York City area. Such amounts have been collected in the first quarter of 2004

During fiscal 2003 VillageWorld provided an additional allowance for doubtful accounts of $59,404 adding to the $115,499 allowance at December 31, 2002. As reported in 2002, $110,499 was an allowance for two customers. At December 31, 2003, this reserve constituted 100% of the customers' account receivable balance and increased VillageWorld's total allowance for doubtful accounts to $174,903. It is not likely that these accounts will be collected. However, any amounts collected in the future, if material, will be an adjustment of the Loss on Discontinued Operations.

C.     Inventory:

Inventory was stated at the lower of cost, determined on the first-in, first-out basis, or market. In fiscal 2003 VillageWorld was able to utilize $11,149 of its inventory in sales to customers. The remainder $3,438 of inventory was abandoned and written off as part of Loss on Abandonment of Assets when VillageWorld ceased operations on October 15, 2003 and moved out of its Bohemia location.

D.     Fixed  Assets  and  Depreciation:

Fixed assets were stated at cost, less accumulated depreciation. The fair value of assets acquired in business combinations was recognized as the new cost basis. Depreciation was provided using the straight-line method over the estimated useful lives of the respective assets, which ranged from five to seven years. When VillageWorld moved out of 620 Johnson Ave, Bohemia, NY in October 2003, it abandoned its assets of machinery and equipment and furniture and fixtures. VillageWorld has also abandoned its equipment at the collocation facilities it rented in Brentwood, New York, and the two collocation facilities in New York City. These collocation facilities housed the equipment necessary for internet connections. (See Note 3).

E.     Goodwill:

The aggregate excess of cost over the fair values of the assets acquired is recorded as goodwill. For all periods through December 31, 2001, goodwill was amortized to operations over an estimated useful life of ten years. Effective January 1, 2002, the accounting for goodwill was changed significantly in accordance with Statement of Financial Accounting Standards No. 142; goodwill is no longer periodically amortized and the method of testing for impairment also changed. (See Note 2S). Through December 31, 2002, VillageWorld tested the recoverability of its goodwill in accordance with Statement of Financial Accounting Standards No. 142. Under such standard, a review is made whenever changed circumstances and situations indicate that the carrying amount of goodwill may not be recoverable. If the projected, undiscounted cash flows related to goodwill are less than its carrying amount, a write-down to fair value is made and an equivalent impairment loss is recognized. Application of this method at December 31, 2002 resulted in a write-down of goodwill $1,480,443 and at December 31,2003 resulted in a write-down of $300,000. (See Notes 2S and 4).

F.     Balance  Sheet  Classification  of  Accrued  Class  C  Preferred  Stock
Dividends:

VillageWorld pays dividends on its Class C Preferred Stock in kind (in common stock) only when such Class C stock is converted into common. Since the accrued liability for these preferred dividends is satisfied by the issuance of other equity securities, the liability is classified as long-term in accordance with Statement of Financial Accounting Standards No. 6. (See Note 8).

                     VillageWorld.com, Inc. and Subsidiaries
                     ---------------------------------------
           (Name changed to Biometrics 2000 Corporation March 4, 2004)
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

Note  2  -  Summary  of  Significant  Accounting  Policies  Stock - (continued):

G.     Income  Taxes:

VillageWorld is subject to federal and New York State taxes on income. VillageWorld accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, wherein the income tax provision consists of amounts payable to or refundable from taxing authorities plus deferred income taxes calculated using the liability method. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences between financial accounting and income tax reporting. Enacted statutory tax rates applicable to future years are applied to the different asset and liability bases. Deferred income tax benefit or expense is measured by the change in net deferred income tax assets or liabilities during the year. The effect on deferred taxes of a change in tax rates is recognized in operations in the period that includes the enactment date. (See Note 10).

H.     Fair  Value  of  Financial  Instruments:

The carrying amounts of cash , accounts receivable, accounts payable, notes and loans payable, and accrued expense obligations approximate fair value due to the short-term nature or their underlying terms.

I.     Stock-Based  Compensation:

VillageWorld accounts for stock-based compensation pursuant to Statement of Financial Accounting Standards No. 123. This pronouncement allows companies to either expense the estimated fair value of all stock options or, with respect to options granted to employees and directors, to continue to follow the intrinsic value method previously set forth in Accounting Principles Board Opinion No. 25, but disclose the pro forma effects on net income (loss) had the fair value of those options been expensed. VillageWorld has elected to continue to apply the previous standard in accounting for stock options granted to employees and directors. VillageWorld has not granted any options to consultants requiring recognition of the fair value method specified by SFAS No. 123.

J.     Interest  Expense  Imputed  on  Related  Party  Loans:

VillageWorld has certain loans with related parties. Of these, the loans made prior to 2001 either bear no interest or bear interest at an annual rate of 5%. Irrespective of the rate of interest contractually called for on these loans, VillageWorld has imputed interest expense to yield a fair-market interest rate of 7.5%. Interest expense of $42,029 and $41,493, in 2003 AND 2002 respectively. The interest has been imputed on these loans since inception with an equivalent amount credited to additional paid-in capital. Loans originating in 2001 and later bear interest at 8%. (See Note 6).

                     VillageWorld.com, Inc. and Subsidiaries
                     ---------------------------------------
           (Name changed to Biometrics 2000 Corporation March 4, 2004)
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

Note  2  -  Summary  of  Significant  Accounting  Policies  Stock - (continued):



K.     Loss  Per  Common  Share:

VillageWorld calculates loss per share pursuant to Statement of Financial Accounting Standards No. 128, which requires the presentation of basic and diluted per share measurements. Basic loss per share reports loss attributable to common stockholders divided by the weighted average number of shares outstanding. Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share include the dilutive effects of such securities, except when they are anti-dilutive. In 2003 there were no dividends paid on the Class C Preferred Stock since all those shares were converted to Common Stock in 2002. In 2002, net loss attributable to common stockholders reflects dividends related to VillageWorld's Class C Preferred Stock, which were paid in kind on the Class C Preferred Stock actually tendered for conversion as well as those accrued on unconverted, outstanding Class C shares.

Since there is neither an economic benefit for not converting, nor an economic sacrifice from converting the Class B Preferred Stock, the per share calculation gives effect to the conversion of all outstanding Class B Preferred Stock for both periods presented. On September 18, 2003, the holders of the outstanding Class B Preferred Stock elected to convert their Class B Preferred Stock into shares of Common Stock.

L.     Reclassifications:

Certain minor items in operating activities in the 2002 statement of cash flows have been reclassified to conform to the presentation for 2003.

M.     Recent  Accounting  Pronouncements:

Accounting pronouncements issued during 2003 do not have an effect on VillageWorld.

                     VillageWorld.com, Inc. and Subsidiaries
           (Name changed to Biometrics 2000 Corporation March 4, 2004)
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002


Note  3  -  Fixed  Assets:

On October 15, 2003 VillageWorld abandoned its location at 620 Johnson Avenue Bohemia, New York 11716, also abandoning its assets of machinery and equipment and furniture and fixtures. VillageWorld also abandoned its equipment at the collocation facilities it rented in Brentwood, New York, and the two collocation facilities in New York City. There was a $110,373 loss on the abandonment of assets which is part of Loss on Abandonment of Assets.

December  31,  2003,  analysis  of  fixed  assets  consist  of  the  following:


     Internet  equipment                                  $  325,026
     Office  equipment                                        94,879
     Furniture  and  fixtures                                 35,813
     Automobile                                                4,393
                                                         -----------
Total  at  cost                                              460,111
Less:  Accumulated  depreciation  and  amortization          349,738
Less:  Abandonment  of  assets                               110,373
                                                            --------
                                                      $            0
                                                      ==============

Depreciation  expense  was  $46,200  in  2003  and  $71,010  in  2002.

Note  4  -  Goodwill

As a result of the ceasing of operations as of October 15, 2003, and in accordance with FAS 144, the remaining goodwill was written off and charged as an impairment loss of $300,000 in the forth quarter of 2003. An impairment loss of $1,480,443 was recorded in 2002.

NOTE  5  -  NOTE  PAYABLE,  BANK:

VillageWorld had a revolving bank line of credit providing for a maximum borrowing of $200,000, of which the current outstanding balance is $183,839. Interest is payable monthly at prime plus two percent. Borrowings are secured by a pledge of VillageWorld's assets and are guaranteed by VillageWorld's President.

                     VillageWorld.com, Inc. and Subsidiaries
           (Name changed to Biometrics 2000 Corporation March 4, 2004)
                   Notes to Consolidated Financial Statements
                           DECEMBER 31, 2003 AND 2002

NOTE  6  -  LOANS  PAYABLE,  RELATED  PARTY:

VillageWorld has various notes and loans due to certain related parties, certain of which are non-interest bearing. At December 31, 2003, the outstanding amounts, including accrued interest as applicable, and the contractual interest rates are as follows:

     Year  of                  Amount,  including          Contractual
     origination               accrued  interest          interest  rate
     -----------               -----------------          --------------

     2000  and  prior           $   364,438                    0%
     2000  and  prior               357,579                    5%
          2001                      256,786                    8%
          2002                       57,262                    8%
          2003                       64,074                    8%
                                -----------
     Total                     $  1,100,139
                               ============

Principal and interest payments, contractually due on a quarterly basis, have been deferred with the lender's consent until such time the Company 's cash flow improves and sustains the on-going operations. These loans have also been subordinated to bank indebtedness to the extent of $250,000.

On notes and loans originating prior to 2001, VillageWorld has imputed interest expense to yield a fair-market rate of 7.5%, with an equivalent offset to additional paid-in capital. Total interest expense on related party notes and loans was $79,225 in 2003 and $72,426 in 2002, of which $42,029 and $41,493, respectively,  was  imputed.

Note  7  -  Commitments  and  Contingencies  :

A.     Operating  Leases:

VillageWorld leased its Bohemia office premises under various operating leases which were to expire June 30, 2005. Upon threat of eviction by landlord for past due rent, VillageWorld abandoned this location on October 15, 2003. On September 1, 2003, VillageWorld has been released from its lease on Suite 1B. On October 15, 2003, VillageWorld has been released from its lease on Suite 1A. No further expense will be incurred as of those dates, although VillageWorld is still liable for past due renSee note 7D

VillageWorld entered a verbal agreement with a related party to lease office space on a month to month basis. Although no rent has been paid to the related party since moving into the Hauppauge office in October, VillageWorld is accruing rental expense of $250 per month.

VillageWorld also remains obligated under an operating lease for a store sold by its predecessor in 1998, in the event that the acquirer defaults on the lease. The lease expires in October 2005 and requires monthly payments of $5,086 through October 2005(See Notes 12C and 12D for lease default and sub-lease commitment.)

Rent  expense  was  $75,652  in  fiscal  2003  and  $110,908  in  fiscal  2002.

B.     Employment  Agreement:

VillageWorld has an employment agreement with its former President, providing for minimum compensation at the rate of $50,000 per year. This amount may be increased annually by the Board of Directors up to a maximum of $125,000 per year, provided there is an additional employee, designated by two board members, added to VillageWorld's payroll who is paid an annual salary equal to any excess amount over $50,000 per year paid to the President. Due to VillageWorld's tight cash position, Mr. Keenan stopped receiving such compensation effective February 16, 2004 and continues as a director of Biometrics.

                     VillageWorld.com, Inc. and Subsidiaries
           (Name changed to Biometrics 2000 Corporation March 4, 2004)
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

C.     Employee  Benefit  Plan:

VillageWorld had a savings plan that qualified as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the plan, participating employees could defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. VillageWorld matched one third of each employee's contributions to a maximum matching contribution of 2% of the employee's earnings. In fiscal 2003, due to the extremely tight cash position, VillageWorld halted its matching contributions. In 2004, VillageWorld terminated the plan, and advised its agent to distribute the funds to its participants. VillageWorld's pension expense was $2,923 and $9,324 for the years ended December 31, 2003 and 2002, respectively.

D.     Commitments  and  Contingencies

In April 2002, ICS was named as the defendant in a breach of contract complaint brought by a customer who had ordered computer equipment pursuant to a fixed bid. The complaint specifies damages of $91,052 plus costs. Management does not believe that any significant loss to VillageWorld will result and therefore no accrual has been booked.

VillageWorld.com is the defendant in a breach of contract complaint brought about by a former customer. The claim is in the amount of $220,000. VillageWorld has denied the elements of the complaint and intends to contest the claims. Approximately one half of the claim has been accrued and recorded.

In July 2003, Graybar Electric Company filed a $5,101 summons and complaint against ICS. Graybar is one of ICS's vendors and complaint asserts a claim for restitution for various materials needed to complete sales jobs purchased by ICS plus interest and penalties. Neither depositions nor a trial date have been schedule. The amount of $4,300 has been accrued.

On July 7, 2003, Sandata Home Health Care Systems, Inc. filed a summons and complaint against VillageWorld/ICS alleging breach of contract of goods sold to ICS. A judgment for the outstanding balance of $41,640 plus interest and legal fees was issued in December 2003. The latest judgment is a total of $50,304 of which the amount of $41,640 has been accrued.

In May 2003 there was a $4,247 judgment filed against Village World/ Big City Bagels by Kemper Insurance Companies for an outstanding balance plus interest on a Worker's Compensation Insurance policy that was in effect from November 29, 1999 through November 29, 2000. The total amount of the judgment has been accrued.

The landlord of the Bohemia office facilities leased by VillageWorld has obtained a judgment on VillageWorld for past due rent, interest and legal costs and fees amounting to $38,100. On September 1, 2003, VillageWorld has been released from its lease on Suite 1B. On October 15, 2003, VillageWorld has been released from its lease on Suite 1A. No further expense will be incurred as of those dates, although VillageWorld is still liable for past due rent which totals$38,100 and is recorded as a liability.

E.     Insurance

VillageWorld's general liability and multi peril policy was cancelled on September 15, 2003 and its umbrella and auto policies were cancelled on September 10, 2003. The Directors and Officers insurance policy expired on October 9, 2003. These policies have not been renewed due to VillageWorld's inability to pay the premiums.

                     VillageWorld.com, Inc. and Subsidiaries
           (Name changed to Biometrics 2000 Corporation March 4, 2004)
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002


Note  8  -  Capital  Stock  Transactions:  Preferred  Stock:

A.     Description:

VillageWorld's Class C Preferred Stock accrues dividends at the rate of 6% per annum, payable in cash or in shares of common stock at the election of VillageWorld on the date the preferred stock is converted into shares of common stock. The preferred stock and dividends accrued are convertible into shares of VillageWorld's common stock by dividing the $100 purchase price for each Class C preferred share by the lower of $1.404, or an amount discounted from the average of the closing bid prices for VillageWorld's common stock during the five trading days prior to the holders election to convert. The initial discount was 30%. When VillageWorld's registration statement for the underlying common shares became effective on May 22, 2000, the discount decreased to 17.5%. Such discount increased to 19% on November 22, 2000 and to 21% on February 22, 2001. The maximum discount of 25% went into effect on May 22, 2001.


B.     Fiscal  2001  Conversions:

On January 10th, 22nd, 23rd, February 23rd, March 1st and 6th of 2001, a total of 385.26 shares of Class C Preferred Stock together with accrued preferred dividends thereon were converted into 402,383 common shares. In accordance with the terms of the preferred stock issue, such conversions were made at discounts of 19% and then 21% from the average of the closing bid prices for VillageWorld's common stock during the prior five trading days.

On May 25th, 30th, 31st and June 1st, 4th, 5th, 7th, 15th, 20th, 26th and 28th of 2001, a total of 1,779.90 shares of Class C Preferred Stock together with accrued preferred dividends thereon were converted into 1,707,114 common shares at a discount of 25% from the average of the closing bid prices for VillageWorld's common stock during the prior five trading days.

On  July 11th and August 1st, 7th and 14th and September 6th of 2001, a total of
369.75 shares of Class C Preferred Stock together with accrued preferred dividends thereon were converted into 393,936 common shares at a discount of 25% from the average of the closing bid prices for VillageWorld's common stock during the prior five trading days.

On October 3rd, 4th, 5th, 12th, 24th and 29th of 2001, a total of 421.75 additional shares of Class C Preferred Stock together with accrued preferred dividends thereon were converted into 282,361 common shares at a discount of 25% from the average of the closing bid prices for VillageWorld's common stock during the prior five trading days.

C.   Fiscal  2002  Conversions:

On March 21st and December 28th, 2002, a total of 8,943.34 additional shares of Class C Preferred Stock together with accrued preferred dividends thereon were converted into 53,281,905 shares of common stock at a discount of 25% from the average of the closing bid prices for VillageWorld's common stock during the five trading days.

                     VillageWorld.com, Inc. and Subsidiaries
           (Name changed to Biometrics 2000 Corporation March 4, 2004)
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

Note  9  -  Capital  Stock  Transactions:  Common  Stock:

A.   Fiscal  2001  Transactions:

On March 1, 2001, VillageWorld modified the terms of an existing conditional grant of 100,000 common stock purchase options to one of its principal executive officers. Pursuant to the modification, such previously granted options, which were contingent on VillageWorld's stock price reaching $4.00 per share by December 31, 2001, were cancelled and 100,000 unconditional common stock purchase options exercisable at $.01 per share for a five-year term were granted. Due to the options' nominal exercise price, VillageWorld recognized compensation expense of $10,000, measured by the excess of the fair value of the common stock at the date of grant over the exercise price. Also, in accordance with Statement of Financial Accounting Standards No. 128, the 100,000 shares are treated as outstanding when computing basic earnings per share. The officer to whom these options were granted, who also holds options to purchase another 100,000 common shares, also exercisable at $.01 per share, resigned from VillageWorld on June 29, 2001, to pursue other opportunities, although he will be available to consult with VillageWorld on an as-needed basis. Such resignation did not alter or modify the terms of the stock purchase options; the 200,000 shares are still treated as outstanding with a stock subscription receivable for $2,000 reported as a contra account in stockholders' equity.

In May of 2001, VillageWorld agreed to satisfy $7,500 of accrued consulting fees by the outright issuance of 75,000 common shares. Management determined the then fair value of VillageWorld's common stock to be $.10 per share and subsequently recommended to the board of directors that this share issuance come from VillageWorld's 1998 Performance Equity Plan. (See Note 11A). On September 26, 2001, VillageWorld's board of directors approved, from the 1998 Performance Equity Plan, the outright grant of 75,000 common shares in payment of the $7,500 of accrued liability. The average closing price of VillageWorld's common stock for the last five days the stock traded in September was $.10 per share. This grant reduced to 100,000 the availability of shares/options under the 1998 Plan.

From January through October of 2001, VillageWorld issued 2,785,794 shares of common stock to various holders who elected to convert their shares of the Class C preferred. Such shares were converted based on the formula in the designation of the preferences for the Class C. (See Note 9B).

On December 13, 2001, VillageWorld sold 1,000,000 new, unregistered common shares in a private placement to one individual investor for $50,000. The transaction was exempt from registration under Section 4(2) of the Securities Act of 1933. Such unregistered shares are subject to the resale restrictions imposed under the Act. The per share price of $.05 represented a 37.5% discount from the previous day's closing price of VillageWorld's common stock. (See Management's Discussion and Analysis of Financial Condition and Results of
Operations:  Liquidity  and  Capital  Resources).

                     VillageWorld.com, Inc. and Subsidiaries
           (Name changed to Biometrics 2000 Corporation March 4, 2004)
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

Note  9  -  Capital  Stock  Transactions:  Common  Stock  -  (continued):

B.   Fiscal  2002  Transactions:

In May of 2002, VillageWorld agreed to satisfy $16,000 of accrued consulting fees by the outright issuance of 100,000 common shares. Management determined the then fair value of VillageWorld's common stock to be $.16 per share and subsequently recommended to the board of directors that this share issuance come from VillageWorld's 1998 Performance Equity Plan. (See Note 11A). On May 14, 2002, VillageWorld's board of directors approved, from the 1998 Performance Equity Plan, the outright grant of 100,000 common shares in payment of the $16,000 of accrued liability. The average closing price of VillageWorld's common stock for the last five days the stock traded in May 2002 was $.16 per share. This grant used the remaining 100,000 shares/options available under the 1998 Plan.

In December of 2002, VillageWorld agreed to satisfy $14,250 of accrued professional fees and accrued liabilities by the issuance of 475,000 common shares. Management determined the then fair value of VillageWorld's common stock to be $.03 per share and subsequently recommended to the board of directors that 225,000 share issuance come from VillageWorld's 2002 Stock Award and Incentive Plan and 250,000 shares issuance from outside of any plan. (See
Note  11A).

From March through December of 2002, VillageWorld issued 53,281,905 shares of common stock to various holders who elected to convert their shares of the Class C preferred. Such shares were converted based on the formula in the designation of the preferences for the Class C. (See Note 8C).

On September 25, 2003, as consented to by the Board of Directors, VillageWorld issued 200,000 common shares in satisfaction of $10,000 of certain consulting and legal fees applicable to the current fiscal year. The shares were issued under a free-standing stock grant, not pursuant to any Company plan.

On September 18, 2003, pursuant to the written election of the holders, VillageWorld issued 70,124,976 shares of Common Stock to the holders of Class B Preferred Stock in conversion of all of the issued and outstanding Class B Preferred Stock. Pursuant to the Amended and Restated Certificate of Incorporation of VillageWorld, the Class B Preferred Stock converts into shares of Common Stock of VillageWorld.

On January 14, 2004 several former employees of VillageWorld exercised their stock options. There were 50,000 options exercised at $0.03 per share and 2,000 options exercised at $0.10 per share. There options were granted under VillageWorld's 2002 Stock Award and Incentive Plan.

Note  10  -  Income  Taxes:

There was no provision for current or deferred federal and state income tax expense (benefit) for the fiscal years ending 2003 and 2002, respectively.

At December 31, 2003, VillageWorld has net operating tax loss carryforwards of approximately $4,197,600, which are available to offset future taxable income through 2022. In that VillageWorld terminated its operations on October 15, 2003 (Note 1A) the utilization of the tax loss carryforwards is unlikely. A reconciliation of the federal statutory rate to VillageWorld's effective tax rate for fiscal 2003 and 2002 is as follows:

                                                   2003            2002
                                                   ----            ----
Federal  statutory  rate  at  34%           $   (32,000)     $  (56,500)
State  taxes,  net  of  federal  benefit              -               -
Items  providing  no  carryforward  benefit      32,000          56,500
                                             -----------      ----------
     Total                                  $         -      $        -
                                            ============    ============

                     VillageWorld.com, Inc. and Subsidiaries
           (Name changed to Biometrics 2000 Corporation March 4, 2004)
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

Note  10  -  Income  Taxes:  -  (continued):

Deferred income taxes arise from the net operating tax loss and accelerated depreciation methods. VillageWorld's deferred tax assets and liabilities at December 31, 2003 are as follows:

     Deferred  tax  assets:
          Net  operating  loss  carryforwards     $  1,027,000
          Valuation  allowance                      (1,027,000)
                                                    -----------
          Net  deferred  tax  asset              $           -
                                                 ==============

VillageWorld provides a valuation allowance account for that portion of its deferred tax assets, which more likely than not will not be realized. The deferred tax valuation allowance increased by $57,800 in 2003 and $57,800 in 2002.

NOTE  11  -  COMMON  STOCK  PURCHASE  OPTIONS  AND  WARRANTS:

A.     Stock  Options:

Prior to the merger with Biometrics, neither VillageNet nor ICS had granted any stock options to its employees. VillageWorld continued the predecessor's 1998 and 1996 Performance Equity Plans.

Pursuant to VillageWorld's 1996 Performance Equity Plan, on March 31st of each calendar year during the term of the 1996 Plan, assuming there are enough shares and/or options then available for grant under the 1996 Plan, each person who is then a director of VillageWorld is awarded stock options to purchase 2,000 shares of common stock at the fair market value thereof, all of which options are immediately exercisable as of the date of grant and have a term of ten years. These are the only awards that may be granted to a director of VillageWorld under the 1996 Plan.

VillageWorld's 1996 Performance Equity Plan provides for the issuance of awards of up to 70,000 shares of common stock to employees, officers, directors and consultants. The awards, which generally vest over four years, may consist of incentive stock options, nonqualified options, restricted stock awards, deferred stock awards, stock appreciation rights and other awards as described in the 1996 Plan. A summary of activity in the 1996 Plan for fiscal 2003 and 2002 follows:




                                       2003       Weighted Average        2002       Weighted Average
                                     Shares        Exercise Price        Shares        Exercise Price
--------------------------------  --------------  -----------------  --------------
Outstanding at beginning of year          60,012  $            7.13          51,780  $            8.22
Granted during the year. . . . .               0               0.00           8,232               0.26
Exercised during the year. . . .               0               0.00               0               0.00
                                  --------------  -----------------  --------------  -----------------
Outstanding at end of year . . .          60,012  $            7.13          60,012  $            7.13
                                  ==============  =================  ==============  =================
Exercisable at end of year . . .          60,012  $            7.13          60,012  $            7.13
                                  ==============  =================  ==============  =================

                     VillageWorld.com, Inc. and Subsidiaries
          (Name changed to Biometrics 2000 Corporation March 4, 2004).
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

Note  11  -  Common  Stock  Purchase  Options  and  Warrants  -  (continued):

The following table summarizes outstanding and exercisable stock options, under the 1996 Plan at December 31, 2003:



           Grant      Number     Weighted Avg.     Number     Expiration
           Date    Outstanding   Exercise Price  Exercisable     Date
          -------  ------------  --------------  -----------  ----------
          3/31/02.    8,232  $       0.26           8,232      3/31/12
          3/30/01.   10,000          0.10          10,000      3/29/11
          3/31/00.   10,000          2.00          10,000      3/30/10
          3/31/99.    8,000        0.9375           8,000      3/30/09
          4/22/98.      480         3.125             480      4/21/08
          3/31/98.    8,000        4.6875           8,000      3/29/08
         12/15/97     2,100         10.00           2,100     12/14/07
          3/31/97.   10,000        26.875          10,000      3/30/07
          7/11/96.      200         42.30             200      7/10/06
          3/31/96.    3,000         20.00           3,000      3/30/06
                    -------  ------------  --------------

                     60,012       $  7.13          60,012
                   ========       ========     ==========

At December 31, 2003, there are no options available for future grants under the 1996 Plan.

VillageWorld's 1998 Performance Equity Plan provides for the issuance of up to 400,000 shares of common stock to employees, officers, directors and consultants. The awards may consist of incentive stock options, nonqualified options, restricted stock awards, deferred stock awards, stock appreciation rights and other awards as described in the 1998 Plan. The board of directors determines vesting periods. In September 2001, an outright grant of 75,000 common shares was made under the Plan. In May 2002, an outright grant of 100,000 common shares was made under the Plan. At December 31, 2002, there were 100,000 options outstanding, exercisable at $1.00 per share and 100,000 options outstanding, exercisable at $0.01 per share. There are no options available for future grants under the 1998 Plan.

In May 1999, management of VillageWorld's predecessor made a grant of 50,000 five-year options, outside of any plan, to the predecessor's chief executive officer. These options have an exercise price ranging from $0.48 to $1.00. During the second quarter of 2000, options to purchase 5,000 shares were exercised. In addition to the 45,000 options outstanding under this freestanding grant, this same individual holds 100,000 options outstanding under the 1998 Plan, exercisable through August 20, 2008 at $1.00 per share.

On each of March 30, 2002 and March 30, 2001, VillageWorld's directors received their annual automatic grant of options pursuant to VillageWorld's 1996 Performance Equity Plan to purchase an aggregate of 10,000 shares of common stockSuch options are exercisable for a term of ten years at $.26 and $.10 per share, respectively. The aggregate fair value of such options at the grant dates were $2,540 in 2002 and $1,000 in 2001, calculated using the Black-Scholes option pricing method, with an expected life of five years, no dividends, volatility of 197% and 188%, respectively, and a risk-free interest rate of 4.88% and 4.65%, respectively. Such fair values are not recognized under the intrinsic value method of accounting specified by Accounting Principles Board Opinion No. 25. If the fair value method required by Statement of Financial Accounting Standards No.123 had been followed, net loss for 2002 and 2001 on pro forma bases would be $1,732,978 and $1,121,146, respectively, and net loss per share would be unchanged at $.01 in 2002 and $.01 in 2001.

                     VillageWorld.com, Inc. and Subsidiaries
           (Name changed to Biometrics 2000 Corporation March 4, 2004)
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

Note  11  -  Common  Stock  Purchase  Options  and  Warrants  -  (continued):

A.    Stock  Options  -  (continued):

VillageWorld's 2002 Stock Award and Incentive Plan was adopted and ratified in June 2002. The 2002 Plan provides for a broad range of awards, including incentive and non-qualified options, restricted and deferred stock, performance awards, stock appreciation rights and other types of equity awards. A total of 2,000,000 of shares of Common Stock are reserved and available for grant under the 2002 Plan. The 2002 Plan carries forward the automatic annual grant of 2000 options to each director provided by the 1996 Plan.

In December 2002, VillageWorld granted ten year options to purchase 126,500 shares of common stock at an exercise price of $.10 per share to various employees of VillageWorld.

In December 2002, an outright grant of 225,000 common shares was made under the Plan. These shares have been deemed issued and outstanding due to the nominal exercise price of such options.

In December 2002, VillageWorld granted ten year options to purchase 250,000 shares of common stock at an exercise price of $.03 per share to various employees of VillageWorld.

In December 2002, VillageWorld granted 1,768 ten year options at an exercise price of $.26 per share to the directors of VillageWorld, as the remaining portion of the annual grant to each director.

In December 2002, VillageWorld made a grant of 250,000 ten year options, outside of any plan, to two employees of VillageWorld. These options have an exercise price of $0.03. These options have been deemed issued and outstanding due to the nominal exercise price of such options.

In February 2003, VillageWorld made a grant of 235,000 ten year options, outside of any plan, to two consultants of VillageWorld. These options have an exercise price of $0.03. These options have been deemed issued and outstanding due to the nominal exercise price of such options.

In September 2003, an outright grant of 200,000 common shares was made under the Plan. These shares have been deemed issued and outstanding due to the nominal exercise price of such options.

At December 31, 2003, a total of 603,268 options were outstanding under the above plans and the freestanding grant. Options to purchase 272,000 shares at $.01 per share are excluded from the above totals, as such shares are deemed issued and outstanding due to the nominal exercise price of such options. (See
Note  11  B).

B.     Warrants:

At  December  31,  2003,  the  following  warrants  were  outstanding:




                                   Shares Reserved  Exercise Price  Expiration Date
                                   ---------------  --------------  ---------------
  Private Placement Unit Warrants          666,667      1.00        April 16, 2005
  Placement Agent Warrants. . . .            5,000      1.00        April 16, 2005
                                   ---------------
  Total . . . . . . . . . . . . .          671,667
                                   ===============

                     VillageWorld.com, Inc. and Subsidiaries
           (Name changed to Biometrics 2000 Corporation March 4, 2004)
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

Note  12  -  Subsequent  Events  -  (Unaudited):

A.     Reverse  Merger:

VillageWorld, entered into a reverse merger on March 4, 2004 with Biometrics. Pursuant to the agreement based on the leter of intent signed August 8, 2003, VillageWorld will exchange 55% of its outstanding shares for 100% of the outstanding shares of Biometrics. The merged company will be named Biometrics 2000 Corporation. Biometrics markets, resells, and integrates biometric devices into existing electronic access control systems, time tracking systems, health care systems and data security systems. Biometrics is also a value-added re-seller and integrator of spread spectrum wireless transceivers for data transmission system. Biometrics markets, resells and integrates biometric devices. The new organization will seek to expand their business in the biometric business with the goal of returning to profitability. (See Note 1B).

Pro  Forma   Financial  Statements

The following pro forma financial statements give effect to the merger of Biometrics 2000.com Corporation and Biometrics Acquisition Corporation, a wholly owned subsidiary of VillageWorld a organized on November 10, 2003, pursuant to the Merger Agreement.

The pro forma condensed financial statements are based on the respective historical financial statements and notes thereto of Villageworld and Biometrics. The pro forma condensed consolidating balance sheet assumes that the merger took place on December 31, 2003 and consolidates Villageworld's and Biometrics' December 31, 2003 balance sheets. Villageworld ceased operations on October 15,2003 in preparation of the merger with Biometrics. As a result, Biometrics will continue operating, and the historical statements of operations for Biometrics reflect the continuing impact of the merger transaction.
Therefore,  no  pro  forma  statement  of  operations  have  been  presented.

The  transaction  is    to  be  accounted  for  as  a  reverse  acquisition  in
which Biometrics is the accounting acquiror as Biometrics' former shareholders will receive a majority (55%) of the issued and outstanding stock of the Company as a result of the closing of the transaction. The Company is the legal acquiror as the Company is not a merging entity (BAC, a subsidiary of the Company is merging with Biometrics). The unaudited pro forma combined financial statements have been prepared on the basis of assumptions described in the notes thereto. In the opinion of Villageworld and Biometrics, all adjustments necessary to present fairly the unaudited pro forma combined financial statements have been made based on the proposed terms and structure of the merger.

The pro forma adjustments have been made solely for purposes of developing such pro forma information for illustrative purposes necessary to comply with the disclosure requirements and is not necessarily indicative of the operating results or financial position that would have occurred if the merger had been consummated on the dates indicated, nor is it necessarily indicative of future operating results or financial position.

These pro forma financial statements should be read in conjunction with the historical financial statements and the related notes thereto of Villageworld and Biometrics which are included herein and Management's Discussion and Analysis of Financial Condition and Results of Operations with respect to each of Villageworld and Biometrics.




VILLAGEWORLD.COM, INC. AND SUBSIDIARIES
(Name changed to Biometrics 2000 Corporation March 4, 2004)
PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
AT  DECEMBER 31, 2003

                                                              VillageWorld.    Biometrics     Pro Forma     Pro Forma
                                                                 .com              2000        Adjustments      Total
                                                            ---------------   ------------   -------------  ----------
ASSETS
Current Assets:
Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $          413   $     3,638              -         4,051
Accounts receivable, net of . . . . . . . . . . . . . . . .               -
 allowance for uncollectibles . . . . . . . . . . . . . . .          35,320        15,335              -        50,655
Inventory . . . . . . . . . . . . . . . . . . . . . . . . .               -        20,932                       20,932
Prepaid expenses and other
 current assets . . . . . . . . . . . . . . . . . . . . . .             330             -              -           330
                                                             ---------------  ------------  -------------  ------------
          Total Current Assets. . . . . . . . . . . . . . .          36,063        39,905              -        75,968


Fixed assets, net of
  accumulated depreciation. . . . . . . . . . . . . . . . .               -           475              -           475
Goodwill. . . . . . . . . . . . . . . . . . . . . . . . . .               -             -              -
                                                                          -             -              -             -
                                                             ---------------  ------------  -------------  ------------
          TOTAL . . . . . . . . . . . . . . . . . . . . . .  $       36,063   $    40,380   $          -   $    76,443
                                                             ===============  ============  =============  ============


LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Note payable - bank . . . . . . . . . . . . . . . . . . . .  $      183,839   $    20,000   $          -   $   203,839
Accounts payable and
 accrued expenses . . . . . . . . . . . . . . . . . . . . .         898,657       697,144              -     1,595,801
Commissions payable . . . . . . . . . . . . . . . . . . . .         111,195             -              -       111,195
Loans payable, related parties. . . . . . . . . . . . . . .       1,100,139       146,886              -     1,247,025
                                                             ---------------  ------------  -------------  ------------
          Total Current Liabilities . . . . . . . . . . . .       2,293,830       864,030              -     3,157,860
                                                             ---------------  ------------  -------------  ------------

          Total Liabilities . . . . . . . . . . . . . . . .       2,293,830       864,030              -     3,157,860
                                                             ---------------  ------------  -------------  ------------

Commitments and Contingencies

Stockholders'  (Deficiency):

Common stock; $.001 par value; 400,000,000 shares
authorizied at December 31,2003; 331,904,661 shares issued.         147,663        25,000        159,242  A    331,905
Additional paid in capital. . . . . . . . . . . . . . . . .       6,108,119     1,169,710     (7,277,829) A          -
Accumulated (deficit) . . . . . . . . . . . . . . . . . . .      (8,446,205)   (2,018,360)     7,118,587  A (3,345,978)
Stock subscription receivable . . . . . . . . . . . . . . .          (2,720)                                    (2,720)
Treasury stock (65,279
 shares at cost). . . . . . . . . . . . . . . . . . . . . .         (64,624)            -              -       (64,624)
                                                             ---------------  ------------  -------------  ------------
          Total stockholders' (deficiency). . . . . . . . .      (2,257,767)     (823,650)             -    (3,081,417)
                                                             ---------------  ------------  -------------  ------------

          TOTAL . . . . . . . . . . . . . . . . . . . . . .  $       36,063   $    40,380   $          -   $    76,443
                                                             ===============  ============  =============  ============
                                                                          -




Notes:
(A) To record the shares of common stock issued in reverse merger to Biometric2000.com shareholders

                          INDEPENDENT AUDITORS' REPORT

                                        March  15, 2004To the Board of Directors
Biometrics  2000.COM  Corporation
120  Carando  Avenue
Springfield,  MA  01104

We  have  audited   the   accompanying   balance   sheet  of  Biometrics2000.COM
Corporation ("Biometrics.COM") as of December 31, 2003 and the related consolidated statement of operations, shareholders deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Biometrics.COM's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Biometrics.COM as of December 31, 2002 were audited by other auditors whose report dated December 19, 2003, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biometrics.COM as of December 31, 2003 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As set forth in such financial statements and further discussed in Note 10, thereto, Biometrics.COM has sustained significant losses from operations during the last two years and has severe cash shortages and working capital deficit with current liabilities approximately seventeen times the amount of current assets at December 31, 2003. These matters raise substantial doubt about Biometrics2000.COM's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                   LAURENCE  ROTHBLATT  &  COMPANY,LLP
                                   GREAT  NECK,  NY

                                   INDEPENDENT  AUDITORS'  REPORT

Board  of  Directors
Biometrics  2000.COM  Corporation
Wellington,  Florida

We have audited the balance sheet of Biometrics2000.COM Corporation (the "Company") as of December 31, 2002 and the related statement of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biometrics2000.COM Corporation as of December 31, 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's losses from operations and stockholders' deficit raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The 2001 financial statements were reviewed by us and our report thereon, dated October 15,2003 stated that we were not aware of any material modifications that should be made to those statements for them to be in conformity with accounting principles generally accepted in the United States of America. However a review is substantially less in scope than an audit and does not provide a basis for the expression of an opinion on the financial statements taken as a whole.

Stowe  &  Degon
December  19,  2003


                                                                            BIOMETRICS2000.COM CORPORATION
                                                                                    BALANCE SHEET

                                                                        DECEMBER 31, 2003             DECEMBER 31, 2002
ASSETS
Current Assets:
 Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                3,638         $               6,389
 Accounts receivable - trade (less
   allowance for doubtful accounts of
   $1,000 and $1,000 in 2003 and
   2002, respectively) . . . . . . . . . . . . . . . . . . . . .                  15,335                         7,672
 Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . .                  20,932                        30,212
                                                                  ------------------------      -----------------------

       Total current assets. . . . . . . . . . . . . . . . . . .                  39,905                        44,273

Equipment
 Computer equipment. . . . . . . . . . . . . . . . . . . . . . .                  12,203                        12,203
 Less Accumulated Depreciation . . . . . . . . . . . . . . . . .                 (11,728)                       (9,287)
                                                                  ------------------------      -----------------------

      Equipment, net . . . . . . . . . . . . . . . . . . . . . .                     475                         2,916
                                                                  -----------------------       -----------------------

TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  40,380                         47,189
                                                                  =======================       =======================


                      LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)
LIABILITIES
 Accounts payable - trade. . . . . . . . . . . . . . . . . . . .  $              323,752         $              92,245
Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . .                 373,392                       172,011
 Notes payable - shareholders. . . . . . . . . . . . . . . . . .                 146,886                        94,509
 Note payable. . . . . . . . . . . . . . . . . . . . . . . . . .                  20,000                        20,000
                                                                  -----------------------       -----------------------

     Total liabilities . . . . . . . . . . . . . . . . . . . . .                 864,030                       378,765
                                                                  -----------------------       -----------------------

STOCKHOLDERS' (DEFICIENCY)
 Preferred stock, $1.00 par value, 5,000,000
 shares authorized, none issued and
 outstanding . . . . . . . . . . . . . . . . . . . . . . . . . .                       -                             -
Common stock,$.001 par value, 25,000,000
 shares authorized; 25,000,000 and 20,954,333
 shares issued and outstanding at December 31,
2003 and December 31, 2002 , respectively. . . . . . . . . . . .                  25,000                        20,954
Additional paid-in capital . . . . . . . . . . . . . . . . . . .               1,169,710                     1,093,146
Accumulated Deficit. . . . . . . . . . . . . . . . . . . . . . .              (2,018,360)                   (1,445,676)
                                                                  -----------------------       -----------------------

     Total stockholder's (deficiency). . . . . . . . . . . . . .                (823,650)                     (331,576)
                                                                  -----------------------       -----------------------

TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  40,380                         47,189
                                                                  =======================       =======================




     The accompanying notes are an integral part of the financial statements.


                                                  BIOMETRICS2000.COM CORPORATION
                                                    STATEMENTS OF OPERATIONS
                                                      FOR THE YEARS ENDED

                                                 DECEMBER 31,2003    DECEMBER 31,2002

SALES. . . . . . . . . . . . . . . . . . . . .  $         159,769   $         196,022

COST OF SALES. . . . . . . . . . . . . . . . .  $         157,289             113,663
                                                ------------------  ------------------

GROSS PROFIT . . . . . . . . . . . . . . . . .  $           2,479              82,359

OPERATING EXPENSES . . . . . . . . . . . . . .  $        (573,164)           (217,505)
                                                ------------------  ------------------

LOSS FROM OPERATIONS . . . . . . . . . . . . .  $        (570,684)           (135,146)

INTEREST EXPENSE . . . . . . . . . . . . . . .  $          (2,000)            (11,081)
                                                ------------------  ------------------

LOSS BEFORE INCOME TAX EXPENSE . . . . . . . .  $        (572,684)           (146,227)

INCOME TAX EXPENSE . . . . . . . . . . . . . .  $               -                   -
                                                ------------------  ------------------

NET LOSS . . . . . . . . . . . . . . . . . . .  $        (572,684)  $        (146,227)
                                                ------------------  ------------------



     The accompanying notes are an integral part of the financial statements.


BIOMETRICS2000.COM CORPORATION
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                Additional
                                                  Common     Stock    Paid-in
                                                  Shares    Amount    Capital     (Deficit)       Total
Balance, December 31, 2001 . . . . . . . . . .  17,446,333  $17,446  $1,091,654  $(1,299,449)   ($190,349)

Issuance of stock. . . . . . . . . . . . . . .   3,508,000    3,508       1,492            -   $    5,000
                                                ----------  -------  ----------  ------------  -----------

Net Loss . . . . . . . . . . . . . . . . . . .           -        -           -     (146,227)    (146,227)
                                                ----------  -------  ----------  ------------  -----------

Balance, December 31, 2002 . . . . . . . . . .  20,954,333  $20,954  $1,093,146  $(1,445,676)  $ (331,576)





Balance January 1, 2003. . . . . . . . . . . .  20,954,333  $20,954  $1,093,146  $(1,445,676)  $ (331,576)
                                                ----------  -------  ----------  ------------  -----------

Issuance of stock. . . . . . . . . . . . . . .   4,045,667    4,046      76,564            -       80,610
                                                ----------  -------  ----------  ------------  -----------

Net Loss . . . . . . . . . . . . . . . . . . .           -        -           -     (582,684)    (582,684)
                                                ----------  -------  ----------  ------------  -----------

Balance, December 31, 2003 . . . . . . . . . .  25,000,000   25,000   1,169,710   (2,018,360)    (823,650)
                                                ==========  =======  ==========  ============  ===========



     The accompanying notes are an integral part of the financial statements.




BIOMETRICS2000.COM CORPORATION
STATEMENT OF CASH FLOW
FOR THE YEAR ENDED DECEMBER 31, 2003 AND 2002


                                                           2003        2002
OPERATING ACTIVITIES
Net Loss . . . . . . . . . . . . . . . . . . . . . . .   (572,684)   (146,227)
Adjustments to reconcile net loss to net cash provided
from operating activities:

     Depreciation. . . . . . . . . . . . . . . . . . .      2,441       2,441

     Changes in:

       Accounts receivable - trade . . . . . . . . . .    ( 7,663)      7,225
       Inventory . . . . . . . . . . . . . . . . . . .      9,280      26,292
       Deposit . . . . . . . . . . . . . . . . . . . .          0       3,540
       Accounts payable and accrued expenses . . . . .    432,888      42,175
                                                        ----------  ----------
Total Adjustments                                         436,946      81,673

         Net Cash used in operating activities . . . .   (135,738)    (64,554)



FINANCING ACTIVITIES:

    Issuance of common stock . . . . . . . . . . . . .     80,610       5,000
    Principal payments on nonbank indebtedness . . . .          -           -
    Proceeds from nonbank indebtedness . . . . . . . .     52,377      56,410
                                                        ----------  ----------

       Net cash provided by financing activities . . .    132,987      61,410
                                                        ----------   ---------

DECREASE IN CASH . . . . . . . . . . . . . . . . . . .     (2,751)     (3,144)

CASH

   Beginning of year . . . . . . . . . . . . . . . . .      6,389       9,533
                                                        ----------  ----------

   End of year . . . . . . . . . . . . . . . . . . . .  $   3,638   $   6,389
                                                        ----------  ----------


     The accompanying notes are an integral part of the financial statements.

                                 Biometrics  2000.COM  Corporation
                            Notes to Consolidated Financial Statements
                                     December 31, 2003 and 2002


Note  1   The  Company  and  Basis  of  Presentation

Business - Biometrics2000.COM Corporation ("Biometrics.COM")) markets, resells and integrates biometric devices into existing electronic access control systems, time tracking systems, health care systems and data security systems. Biometrics.COM is also a value-added re-seller and integrator of spread spectrum wireless transceivers for data transmission systems.

Basis of Financial Statement Presentation - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the fiscal years ended December 31, 2003 and 2002, Biometrics.COM incurred net losses of $389,349 and $146,227 respectively. These factors indicate that Biometrics.COM's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing, and ultimately attain profitability. Management has supplied no information indicating that there are any committed sources of additional financing.

Use of Estimates - The preparation of Biometrics.COM's financial statements in conformity with accounting principles generally accepted in the United States of America necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates. Estimates include reserves for accounts receivable and inventory, useful lives of equipment, accrued liabilities, and deferred income taxes.

Inventory - Inventory is stated at the lower of cost (first in, first-out method) ("FIFO") or market.

Equipment - Equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful life of five years for equipment.

Revenue  Recognition  -  Revenues  are  recognized  when  products  are shipped.

Income taxes - Biometrics.COM accounts for the income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Statement requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and a tax basis of existing assets and liabilities, using enacted tax rates in effect in the years in which the differences are expected to reverse.

Concentration of Credit Risk - Financial instruments that potentially subject Biometrics.COM to concentrations of credit risks consist primarily of accounts receivable. Credit risk on accounts receivable is minimized based on the

                         Biometrics2000.COM  Corporation
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

evaluation    of  customers'   financial   conditions  and   credit   histories.
Biometrics.COM estimates an allowance for doubtful accounts based on knowledge of the customers' credit histories and economic conditions.

Advertising - Costs of advertising are expensed as incurred. Advertising expense was approximately $18,000 and $38,000 during 2003 and 2002, respectively.

Note  2   Note  Payable

The note payable bears interest at 10% per annum and is due on demand. Accordingly, the loan has been classified as a current liability. Interest expense associated with this note was approximately $2,000 and $11,000 for the years ended December 31, 2003 and 2002, respectively. Interest expense has not been paid for 2003 and 2002 and is included in accrued expenses as of December 31, 2003.

Note  3   Notes  Payable  -  Shareholders

The notes payable to shareholders are due on demand. Accordingly, the loans have been classified as a current liability.

Note  4   Income  Taxes

As of December 31, 2003 Biometrics.COM has net operating tax loss carryforwards of appromimately $1,835,025 and is available to offset future federal and state taxable income. No provision for 2003 income taxes has been recorded due to continued losses during 2003. The net operating loss carryforwards for the federal and state purposes will expire in the years 2019 and 2004, respectively.


Note  5   Common  Stock

In the fiscals years 2003 and 2002, respectively, 3,145,667 and 3,483,000 shares par value common stock were issued for services. In addition, there were 900,000 shares issued during the fiscal year 2003 and 25,000 shares issued during the fiscal year 2002 to raise capital for operating expenses. The issuance of those shares brought in capital of $80,610 and $5,000 respectively.

                        Biometrics2000.COM  Corporation
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

Note  6   Major  Customers

During 2003, Biometrics.COM made sales aggregating approximately $114,700 (71% of net sales) to four customers. During 2002, Biometrics.COM made sales aggregating approximately $43,000 (22%) of net sales to two customers. At December 31, 2003 and 2002, Biometrics.COM had receivables from major customers aggregating approximately $15,000 and $4,000, respectively.

Note  7   Commitments  and  Contingencies

Biometrics.COM leases its primary office space under a tenant at will agreement from a related party on a month to month basis. Rent paid and accrued to the related party amounted to $22,500 during 2003 and 2002. Total rent expense was approximately $22,500 and $45,000 during 2002 and 2001, respectively.

Biometrics.COM has not filed corporate tax returns since 1999. Tax liabilities accrued to Biometrics.COM will not be significant.

Biometrics.COM is party to a software license agreement with Intellisys, a New Hampshire based software company that provides engineering services, whereby Biometrics.COM is to pay a royalty fee to Intellisys for each copy of the software titles sold by Biometrics up to $300,000. IntelliSys, ("IS") an unincorporated assumed name of Pankaj Patel (who owns 7% of the issued and outstanding common stock of Biometrics). Payment terms are for monthly payments based on shipments with maximum payments of $100,000 in a year. This contract was signed in 2000 and has a ten year term expiring July 31, 2010. No copies of the software have been sold to date. In management's view, it is unlikely there will be any sales of these software products.

Note  8   Litigation

Federal Express, a service provider to Biometrics.COM, has obtained a judgment for past due invoices, interest and legal costs and fees amounting to $4,692.78. Biometrics has been making monthly payments toward such judgment. The past due invoices are included in the accounts payable inclusive of interest and penalties

Wayne Alarm Systems, Inc., a service provider to Biometrics.COM , has obtained a judgment on for past due invoices, interest and legal costs and fees amounting to $2,120.92. Biometrics.COM has been making monthly payments toward such judgment. The past due invoices are included in the accounts payable total inclusive of interest and penalties.,

Alan  Glasser  has  obtained  a  judgment on Biometrics.COM in connection with a note in the amount of $33,081.67. The balance, including interest on the note is included in notes payable.

Biometrics.COM has been involved in minor litigation in the ordinary course of business. Further litigation or claims in the ordinary course of business is possible. Management is not aware of any claims that will have a material adverse effect on the financial condition of Biometrics.COM.

Note  9   Subsequent  Events  -  Merger  with  VillageWorld.com  Inc.

VillageWorld.com Inc., entered into a reverse merger on March 4, 2004 with Biometrics.COM. Pursuant to the agreement, VillageWorld exchanged 55% of its outstanding shares for 100% of the outstanding shares of Biometrics.COM. The merged company will be named Biometrics 2000 Corporation.