Form 10QSB
period 2004-03-31
VILLAGEWORLD COM INC
filed 2004-05-17
CIK 1006708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2004

OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ___________to ____________

Commission File Number: 0-28058

BIOMETRICS 2000 CORPORATION
(Exact name of registrant as specified in its charter)

New York	11-3137508
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

120 Carando Drive
Springfield, MA 01104
(Address, including zip code, of principal executive offices)

(413) 736-9700
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes X   No __

(2)  Yes X   No __

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: At May 14, 2004, the issuer had outstanding 331,891,442 shares of Common Stock, par value $.001 per share.

Transitional Small Business Disclosure Format (Check one): Yes[ ] No[X]

BIOMETRICS 2000 CORPORATION

FORM 10-QSB

May 17, 2004

INDEX

PART I - FINANCIAL INFORMATION

PART I.
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOMETRICS 2000 CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED

	Biometrics 2000 Corporation and Subsidiaries	Biometrics 2000.com Corporation

		(Restated)
	March 31, 2004	December 31, 2003

ASSETS
Current Assets:
Cash	$93,946	$3,638
Accounts receivable, net of allowance for doubtful accounts	7,374	15,335
Inventory	17,523	20,932
Current assets attributable to discontinued operations	47,651
Prepaid expenses and other current assets	1,686	-

Total Current Assets	168,180	39,905

Fixed assets, net of accumulated depreciation	6,974	475

TOTAL	$175,154	$40,380

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)
Current liabilities:
Note payable	$183,839
Accounts payable and accrued expenses	866,309	$697,144
Loans payable, stockholders	447,176	166,886
Loans payable, related party	1,119,290
Current liabilities attributable to discontinued operations	803,566	-

Total Current Liabilities	3,420,180	864,030

Commitments and Contingencies

Stockholders' (Deficiency):
Common stock; $.001 par value; 400,000,000 authorized, 331,956,721 shares issued, and 184,241,810 shares, as restated, authorized and issued, respectively	331,957	184,242
Additional paid in capital	12,169	1,010,468
Accumulated (deficit)	(3,521,808)	(2,018,360)
Stock subscription receivable	(2,720)	-
Treasury stock (65,279 shares at cost)	(64,624)	-

Total stockholders' deficiency	(3,245,026)	(823,650)

TOTAL	$175,154	$40,380

See accompanying notes to consolidated financial statements.

                                       BIOMETRICS 2000 CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	Biometrics 2000 Corporation and Subsidiaries	Biometrics 2000.com Corporation

		(Restated)
	Three Months Ended	Three Months Ended
	March 31, 2004	March 31, 2003

REVENUES:	$26,676	$39,714

COSTS AND EXPENSES:
Cost of sales	14,339	26,224
Selling, general and administrative	166,099	56,044
Interest expense	27,009	1,370

Total costs and expenses	207,447	83,638

Pre-tax loss from continuing operations	(180,771)	(43,924)

Income from discontinued operations	(4,941)	-

Net loss attributable to common stockholders	$(175,830)	$(43,924)

Basic and diluted net loss per common share	$(0.01)	$(0.01)

Basic and diluted weighted average common shares outstanding	202,306,697	15,426,519

See accompanying notes to consolidated financial statements.

BIOMETRICS 2000 CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
For the Three Months Ended March 31, 2004

	Common Stock					Treasury Stock
			Additional Paid-In	Accumulated	Stock Subscription			Total Stockholders'
	Shares	Amount	Capital	Deficit	Receivable	Shares	Amount	Deficiency

Balance, January 1, 2004 (Restated)	184,241,810	$ 184,242	$ 1,010,468	$ (2,018,360)				$ (823,650)

Reverse acquisition of VillageWorld.com	147,662,911	147,663	(1,010,468)	(1,327,618)	$ (2,720)	65,279	$ (64,624)	(2,257,767)

Exercise of nominal stock options	52,000	52	1,648					1,700

Capital contribution imputed for interest expense			10,521					10,521

Net loss	-	-	-	(175,830)	-	-	-	(175,830)

Balance March 31, 2004	331,956,721	$ 331,957	$ 12,169	$ (3,521,808)	$ (2,720)	65,279	$ (64,624)	$ (3,245,026)

See accompanying notes to consolidated financial statements.

BIOMETRICS 2000.com CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
For the Three Months Ended March 31, 2003

	Common Stock					Treasury Stock
			Additional Paid-In	Accumulated	Stock Subscription			Total Stockholders'
	Shares	Amount	Capital	Deficit	Receivable	Shares	Amount	Deficiency

Balance, January 1, 2003 (Restated)	154,426,519	$154,427	$ 959,673	$ (1,445,676)	$ -	-	$ -	$ (331,576)

Net loss	-	-	-	(43,924)	-	-	-	(43,924)

Balance March 31, 2003	154,426,519	$ 154,427	$ 959,673	$ (1,489,600)	$ -	-	$ -	$ (375,500)

See accompanying notes to consolidated financial statements.

BIOMETRICS 2000 CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Biometrics 2000 Corporation and Subsidiaries	Biometrics 2000.com Corporation

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(175,830)	$(43,924)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	654	610
Interest expense accrued and imputed on related party loans	19,660
(Increase) decrease in:
Accounts receivable	7,961	2,145
Inventory	3,409	750
Prepaid expenses and other current assets	(1,686)
Increase (decrease) in:
Accounts payable and accrued expenses	(48,697)	22,088

Total adjustments	(18,699)	25,593

Net cash used by operating activities	(194,529)	(18,331)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of fixed assets	(7,153)
Proceeds of stockholders loans	280,290	13,923

Net cash provided by investing activities	273,137	13,923

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds of stock options exercised	1,700
Proceeds of related party loans	10,000	-

Net cash provided by financing activities	11,700	-

NET INCREASE (DECREASE) IN CASH	90,308	(4,408)
Cash, beginning of period	3,638	6,389

Cash, end of period	$93,946	$1,981

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$919

See accompanying notes to consolidated financial statements.

BIOMETRICS 2000 CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
(Continued)

	Biometrics 2000 Corporation and Subsidiaries	Biometrics 2000.com Corporation

	Three Months Ended	Three Months Ended
	March 31, 2004	March 31, 2003

Supplemental disclosures of non-cash investing and financing activities:

On March 4, 2004 the Company issued 184,241,810 shares of Common Stock in a merger. The following is a list of the assets, liabilities and equity acquired during the period by the merger.

Current assets attributable to discontinued operations	$ (47,651)
Current liabilities attributable to discontinued operations	803,566
Accounts payable	217,862
Loans from related parties	1,100,151
Note payable, bank	183,839
Common stock	306,905
Additional paid in capital	(1,169,710)
Stock subscription receivable	(2,720)
Accumulated deficit	(1,327,618)
Treasury stock	(64,624)

See accompanying notes to consolidated financial statements.

BIOMETRICS 2000 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(Note 1) Merger

On March 4, 2004, VillageWorld.com, Inc. (“VillageWorld”) completed its previously announced reverse merger with Biometrics 2000.com Corporation ("Biometrics") which agreed to merge Biometrics with a subsidiary of VillageWorld, Biometrics Acquisition Corporation. Pursuant to the merger agreement, the shareholders of Biometrics have been issued 184,241,810 shares of common stock of VillageWorld, an amount as to equal approximately fifty-five percent (55%) of the issued and outstanding common stock of VillageWorld at such time the merged companies will seek to expand the business line of Biometrics with the goal of returning to profitability. In the Amendment to the Certification of Incorporation filed pursuant to the merger agreement, VillageWorld has changed its name to Biometrics 2000 Corporation (the “Company”) and increased the aggregate number of shares of common stock from 201,000,000 to 400,000,000 par value $.001. The Company has been put on notice by a single shareholder that the transfer of his 8,106,635 shares pursuant to the merger may be challenged by such shareholder's assertion of appraisal rights pursuant to Florida law.

(Note 2) The Company and Basis of Presentation

The Company is a developer and reseller of biometric products for access control. Management believes that the Company has the opportunity to leverage its core competencies to capture a leading position in a rapidly growing, but as yet underdeveloped, segment of the electronic security market by establishing a position in pre-existing distribution channels which are used for related products and accessories to the Company's products. The Company seeks to become a leader in developing and delivering state-of-the-art biometric solutions for the physical access control segment of the Security Electronics Industry. The Company's hardware and software applications include BioXTouch fingerprint readers and its Touch Device Management (TDM ) software control package. Management believes that it will use its knowledge of the access control market and the long association of its management with the distribution channels to maximize the credibility and acceptance of its products from distributors and dealers who control the majority of sales into the market.

The comparative data for results of operations and statement of cash flows presented for the First Quarter 2004 consists of the merged companies of VillageWorld and Biometrics for the First Quarter 2004 compared to Biometrics 2000.com Corporation, only, for the First Quarter 2003. The balance sheet and statement of stockholders’ equity comparison consists of the merged companies of VillageWorld and Biometrics 2000 Corporation at March 31, 2004 and Biometrics 2000.com Corporation, only, at December 31, 2003. The information herein for the three months ended 2004 and 2003 is unaudited. However, in the opinion of management, such information reflects all adjustments (consisting only of normal recurring adjustments) necessary to make the financial statements not misleading. Additionally, in accordance with applicable standards for interim reporting, the accompanying financial statements do not include all disclosures in conformity with generally accepted accounting principles.

Certain balances for the period 2003 have been reclassified to conform with the current period presentation with no effect on the results of operations.

The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results of operations for the full year ending December 31, 2004. The accompanying financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2003 appearing in the Company’s Annual Report on Form 10-KSB.

BIOMETRICS 2000 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(Note 3) Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s losses from operations in fiscal years ended December 31, 2003 and 2002, and related use of cash for operating activities have resulted in an extremely tight cash position and a deficit in working capital of $3,252,000 at March 31, 2004 and a current ratio at such date of 0.05 to 1. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing, and ultimately attain profitability. Management through its merger with VillageWorld is attempting to raise capital with new investors. In addition, the Company is attempting to broaden its market to increase sales and working capital. If the Company is not successful in increasing sales and obtaining additional financing its ability to continue as a going concern is in doubt.

(Note 4) Bank Loans

The Company has a revolving bank line of credit providing for a maximum borrowing of $200,000, of which the current outstanding balance is $183,839. Interest is payable monthly at prime plus two percent. Borrowings are secured by a pledge of the Company’s assets and are guaranteed the Company’s President.

(Note 5) Loans Payable, Related Parties

None of the Company's related party indebtedness was repaid during the first three months of 2004. At March 31, 2004, $1,119,290 including accrued interest, is outstanding.

(Note 6) Common Stock Options

Pursuant to the Company's 1996 Performance Equity Plan, on March 31st of each calendar year during the term of the 1996 Plan, assuming there are enough shares and/or options then available for grant under the 1996 Plan, each person who is then a director of the Company is awarded stock options to purchase 2,000 shares of common stock at the fair market value thereof, all of which options are immediately exercisable as of the date of grant and have a term of ten years. These are the only awards that may be granted to a director of the Company under the 1996 Plan. At March 31, 2004 there were 60,012 shares exercisable and outstanding under the plan and no options available for future grants.

The Company's 1998 Performance Equity Plan provides for the issuance of up to 400,000 shares of common stock to employees, officers, directors and consultants. The awards may consist of incentive stock options, nonqualified options, restricted stock awards, deferred stock awards, stock appreciation rights and other awards as described in the 1998 Plan. The board of directors determines vesting periods. At March 31, 2004, there were 100,000 options outstanding, exercisable at $1.00 per share and 100,000 options outstanding, exercisable at $.01 per share. There are no options available for future grants under the 1998 Plan. The Company's 2002 Stock Award and Incentive Plan was adopted and ratified in June 2002. The 2002 Plan provides for a broad range of awards, including incentive and

BIOMETRICS 2000 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(Note 6) Common Stock Options (continued)

non-qualified options, restricted and deferred stock, performance awards, stock appreciation rights and other types of equity awards. A total of 2,000,000 of shares of Common Stock are reserved and available for grant under the 2002 Plan. The 2002 Plan carries forward the automatic annual grant of 2000 options to each director provided by the 1996 Plan.

At March 31, 2004 a total of 355,012 options were outstanding under the above plans and the freestanding grant. Options to purchase 272,000 shares at $.01 per share are excluded from the above totals, as such shares are deemed issued and outstanding due to the nominal exercise price of such options.

At March 31, 2004, the following warrants were outstanding:

	Shares Reserved	Exercise Price	Exercise Price

Private Placement Unit Warrants	666,667	1.00	April 16, 2005

Placement Agent Warrants	5,000	1.00	April 16, 2005

Total	671,667

(Note 7) Litigation

On September 20, 2002, the Company was named as the defendant in a breach of contract complaint brought by UltraStar Entertainment, LLC. The complaint, presently pending in New York County Supreme Court, asserts damages of not less than $220,000, plus costs and interest, arising from the Company’s alleged failure to deliver a certain software package as specified in the related agreement between the parties as well as the Company’s alleged failure to pay over certain monies to the plaintiff. Management does not believe that any significant loss to will result. No trial date has been scheduled. Approximately one half of the claim has been accrued and recorded.

In July 2003, Graybar Electric Company filed a $5,101 summons and complaint against ICS, (a subsidiary of the Company). Graybar is one of ICS's vendors and the complaint asserts a claim for restitution for various materials needed to complete sales jobs purchased by ICS plus interest and penalties. Neither depositions nor a trial date have been scheduled. The amount of $4,300 has been accrued.

On July 7, 2003, Sandata Home Health Care Systems, Inc. filed a summons and complaint against the Company alleging breach of contract of goods sold to ICS. A judgment for the outstanding balance of $41,640 plus interest and legal fees was issued in December 2003. The latest judgment is a total of $50,304, inclusive of interest and fees of which the amount of $41,640 has been accrued.

In May 2003 there was a $4,247 judgment filed against the Company by Kemper Insurance Companies for an outstanding balance plus interest on a Worker's Compensation Insurance policy that was in effect from November 29, 1999 through November 29, 2000. The total amount of the judgment has been accrued.

BIOMETRICS 2000 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(Note 7) Litigation (continued)

In April 2002, ICS, was named as the defendant in a breach of contract complaint brought by Metro-North Commuter Railroad, which had ordered computer equipment pursuant to a fixed bid. The complaint specified damages of $91,052 plus costs. Management does not believe that any significant loss will result and therefore no accrual has been booked. No trial date has been scheduled.

The landlord of the Bohemia office facilities leased by the Company has obtained a judgment on the Company for past due rent, interest and legal costs and fees amounting to $38,100. On September 1, 2003, the Company had been released from its lease on Suite 1B. On October 15, 2003, the Company had been released from its lease on Suite 1A. No further expense will be incurred as of those dates, although the Company is still liable for past due rent.

Federal Express, a service provider to Biometrics, a subsidiary of the Company, has obtained a judgment on Biometrics for past due invoices, interest and legal costs and fees amounting to $4,692.78. Biometrics has been making monthly payments toward such judgment. The past due invoices plus interest and legal fees are included in accounts payable.

Wayne Alarm Systems, Inc., a service provider to Biometrics, has obtained a judgment on Biometrics for past due invoices, interest and legal costs and fees amounting to $2,120.92. Biometrics has been making monthly payments toward such judgment. The past due invoices plus interest and legal fees are included in accounts payable.

Alan Glasser has obtained a judgment on Biometrics in connection with a note to Biometrics in the amount of $33,081.67. The principal balance and interest on the note is included in loans payable to stockholders and accrued expenses.

The Company is involved in other various legal proceedings and claims incident to the normal conduct of its business. The Company believes that such legal proceedings and claims, individually and in the aggregate, are not likely to have a material adverse effect on its financial position or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Recent Accounting Pronouncements:

There have been no recent Accounting Pronouncements that would have a significant effect on the Company.

Overview

On March 4, 2004, VillageWorld closed on its reverse merger with Biometrics 2000.com Corporation ("Biometrics") which agreed to merge Biometrics with a subsidiary of VillageWorld. Pursuant to the merger agreement, the shareholders of Biometrics have been issued shares of common stock of VillageWorld in such an amount as to equal approximately fifty-five percent (55%) of the issued and outstanding common stock of VillageWorld at such time. The closing of the transaction occurred on March 4, 2004. The merged companies will seek to expand their business with the goal of returning to profitability. In the Amendment to the Certification of Incorporation VillageWorld has changed its name to Biometrics 2000 Corporation (the "Company") and increased the aggregate number of shares of common stock from 201,000,000 to 400,000,000 par value $.001.

General

Biometrics which was founded in 2000, is a Springfield, MA based developer and reseller of biometric products for access control. Management believes that the Company has the opportunity to leverage its core competencies to capture a leading position in a rapidly growing, but as yet underdeveloped, segment of the electronic security market by establishing a position in pre-existing distribution channels which are used for related products and accessories to the Company's products. The Company seeks to become a leader in developing and delivering state-of-the-art biometric solutions for the physical access control segment of the Security Electronics Industry. The Company's hardware and software applications include BioXTouch fingerprint readers and its Touch Device Management (TDM ) software control package. The Company will use its knowledge of the access control market and the long association of its management with the distribution channels to maximize the credibility and acceptance of its products from distributors and dealers who control the majority of sales into the market. Management believes that it understands the installed base, has working knowledge of the available technology and an understanding of the potential role of biometric solutions for access control and related security functions.

The identification and security products that it develops recognize people through their unique characteristics such as fingerprints. Fingerprint readers solve the significant problems associated with traditional access methods from a security standpoint. Fingerprint technology also will also be preferred in the future over other methods such as smart cards, magnetic stripe cards and conventional keys, all of which can be lost or stolen.

Summary of Critical Accounting Policies; Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are regularly monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

A summary of those accounting policies that we believe are most critical to fully understanding and evaluating our financial results is set forth below.

Revenue Recognition and Allowance for Doubtful Accounts. – Revenues are recognized when products are shipped. The allowance is reviewed continually, and accordingly, an allowance for doubtful account is accrued based upon the collect ability of the receivable.

Results of Operations

Revenues for the three months ended March 31, 2004 were $26,676 compared to $39,714 for the three months ended March 31, 2003, a decrease of $13,038 or 33%. This decrease was principally due to the Company’s lack of ability to solicit sales as it was not able to maintain a sales force because of insufficient funds.

Cost of sales were $14,339, representing 54% of total revenues for the three months ended March 31, 2004, compared to $26,224 or 66% of total revenues for the three months ended March 31, 2003. This decrease in cost of sales as a percentage of sales was primarily attributable to the product mix and selling fewer products.

Selling, general and administrative expenses (SG&A) were $166,099 for the three months ended March 31, 2004, an increase of 196% from $56,044 for the three months ended March 31, 2003. This increase was primarily attributable to the addition of the SG&A expenses of VillageWorld for the three months ended March 31, 2004. Of the total SG&A expenses, $64,366 represents VillageWorld. There was an increase of $36,748 in advertising and marketing. Travel increased by $13,711 from the comparative three month period of 2003.

Interest expense was $27,009 for the three months ended March 31, 2004, an increase of 1871% from $1,370 for the three months ended March 31, 2003. This increase in interest expense was primarily due to the assumption of loans payable from VillageWorld and an increase in loans from stockholders.

The net loss for the three months ended March 31, 2004 was $175,830 compared to $43,924 for the three months ended March 31, 2003. The primary reasons for the increase in the current period loss were: (i) the incorporation of the results of operations of VillageWorld amounting to a loss of $84,144; (ii) advertising and marketing expenses of $36,748; and (iii) an increase in travel expenses.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2004 were $93,946 compared to $3,638 at December 31, 2003. This increase in cash was primarily attributable to an increase in loans from stockholders.

Accounts receivable decreased to $7,374 at March 31, 2004 from $15,335 at December 31, 2003, due to a decrease in sales and collection of prior receivables.

Inventory decreased to $17,523 at March 31, 2003 from $20,932 at December 31, 2003, due to a reduced purchasing of materials. Materials were purchased as they were being sold.

The combination of accounts payable and accrued expenses increased to $866,309 from $697,144 at December 31, 2003. This increase was primarily attributable to the acquisition of accounts payable and accrued expenses in the merger with VillageWorld.

Notes and loans payable increased to $1,750,305 from $166,886 at December 31, 2003, primarily attributable to the acquisition of notes and loans payable in the merger with VillageWorld..

At March 31, 2004, we had a working capital deficit of $3,252,000 and a current ratio of 0.05 to 1.

Our operating activities used cash of $194,529 for the three months ended March 31, 2004 as compared to $18,331 used by operating activities for the three months ended March 31, 2003. This increase in use of cash was primarily due to the funding of our net loss from operations.

For the three months ended March 31, 2004, $273,137 was provided by investing activities compared to $13,923 for the same period in 2003. This change was primarily due to loans made by stockholders to finance the loss from operations and provide working capital.

For the three months ended March 31, 2004, $11,700 was provided by financing activities from a loan from a related party for working capital needs.

As a result of the reverse merger with VillageWorld, the Company will require additional working capital. These funds will be needed to finance operations and hire additional employees to market and promote the Company’s products. The Company is seeking additional working capital through the private placement of equity securities. However, there can be no assurance that the Company will be able to do so, that the terms to the Company in such a financing will be favorable to the Company or that the proceeds of such financing will provide sufficient working capital for more than a limited period of time.

Recent Developments

On May 12, 2004 the Company has entered into a strategic agreement to sell its core biometrics products to Keri Systems, a leader in access control products, and become Keri's primary biometric supplier. Keri's initial order pursuant to the agreement exceeds $600,000 which Biometrics expects to fulfill in six months.

ITEM 3. CONTROLS AND PROCEDURES

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

PART II.
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 20, 2002, the Company was named as the defendant in a breach of contract complaint brought by UltraStar Entertainment, LLC. The complaint, presently pending in New York County Supreme Court, asserts damages of not less than $220,000, plus costs and interest, arising from the Company’s alleged failure to deliver a certain software package as specified in the related agreement between the parties as well as the Company’s alleged failure to pay over certain monies to the plaintiff. Management does not believe that any significant loss to will result. No trial date has been scheduled. Approximately one half of the claim has been accrued and recorded.

In July 2003, Graybar Electric Company filed a $5,101 summons and complaint against ICS (a subsidiary of the Company). Graybar is one of ICS's vendors and the complaint asserts a claim for restitution for various materials needed to complete sales jobs purchased by ICS plus interest and penalties. Neither depositions nor a trial date have been scheduled. The amount of $4,300 has been accrued.

On July 7, 2003, Sandata Home Health Care Systems, Inc. filed a summons and complaint against the Company alleging breach of contract of goods sold to ICS. A judgment for the outstanding balance of $41,640 plus interest and legal fees was issued in December 2003. The latest judgment is a total of $50,304, inclusive of interest and fees of which the amount of $41,640 has been accrued.

In May 2003 there was a $4,247 judgment filed against the Company by Kemper Insurance Companies for an outstanding balance plus interest on a Worker's Compensation Insurance policy that was in effect from November 29, 1999 through November 29, 2000. The total amount of the judgment has been accrued.

In April 2002, ICS, was named as the defendant in a breach of contract complaint brought by Metro-North Commuter Railroad, which had ordered computer equipment pursuant to a fixed bid. The complaint specified damages of $91,052 plus costs. Management does not believe that any significant loss will result and therefore no accrual has been booked. No trial date has been scheduled.

The landlord of the Bohemia office facilities leased by the Company has obtained a judgment on the Company for past due rent, interest and legal costs and fees amounting to $38,100. On September 1, 2003, the Company had been released from its lease on Suite 1B. On October 15, 2003, the Company had been released from its lease on Suite 1A. No further expense will be incurred as of those dates, although the Company is still liable for past due rent.

Federal Express, a service provider to Biometrics, a subsidiary of the Company, has obtained a judgment on Biometrics for past due invoices, interest and legal costs and fees amounting to $4,692.78. Biometrics has been making monthly payments toward such judgment. The past due invoices plus interest and legal fees are included in accounts payable.

Wayne Alarm Systems, Inc., a service provider to Biometrics, has obtained a judgment on Biometrics for past due invoices, interest and legal costs and fees amounting to $2,120.92. Biometrics has been making monthly payments toward such judgment. The past due invoices plus interest and legal fees are included in accounts payable.

Alan Glasser has obtained a judgment on Biometrics in connection with a note to Biometrics in the amount of $33,081.67. The principal balance and interest on the note is included in the loans payable to stockholders and accrued expenses.

The Company is involved in other various legal proceedings and claims incident to the normal conduct of its business. The Company believes that such legal proceedings and claims, individually and in the aggregate, are not likely to have a material adverse effect on its financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

In January 2004 we issued an aggregate of 52,000 shares for options previously granted to employees. These options were exercised at an option price ranging from $.01 to $.10. Proceeds amounting to $1,700 were used for operations.

          During the quarter ended March 31, 2004, the Company did not repurchase any of its equity securities.

ITEM 3. DEFAULTS BY THE COMPANY UPON ITS SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 29, 2003, stockholders representing a majority of the issued and outstanding common stock of the Company executed a written consent providing for an amendment to the Company's Certificate of Incorporation: (i) changing its name to Biometrics 2000 Corporation; and (ii) increasing the authorized capital of the Company to 400,000,000 shares of common stock, par value $0.001 per share. The Company filed Schedule 14C, an information statement, with the Securities and Exchange Commission on February 12, 2004, in connection with the merger with Biometrics 2000.com Corporation.

ITEM 5. OTHER INFORMATION

Subsequent Events:

On May 12, 2004 the Company has entered into a strategic agreement to sell its core biometrics products to Keri Systems, a leader in access control products, and become Keri's primary biometric supplier. Keri's initial order pursuant to the agreement exceeds $600,000 which Biometrics expects to fulfill in six months.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

Exhibit 31.1   Certification of Joseph J. Turek pursuant to Rule 13-14(a) and Item 307 of Regulation SB

Exhibit 32.1   Certification by Joseph J. Turek Pursuant to the 18 U.S.C. Section  1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b) Reports on Form 8-K

     None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMETRICS 2000 CORPORATION
(Registrant)

Date: May 17, 2004	By:	/s/ Joseph J. Turek

Joseph J. Turek
Chairman, Chief Executive Officer and President
(Principal Executive Officer and Principal Accounting and Financial Officer)

