Form 10QSB
period 2004-06-30
VILLAGEWORLD COM INC
filed 2004-08-16
CIK 1006708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ x ]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2004
OR

[   ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ___________to ____________

Commission File Number: 0-28058

BIOMETRICS 2000 CORPORATION
(Exact name of registrant as specified in its charter)

New York		11-3137508
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

120 Carando Drive
Springfield, MA 01104

(Address, including zip code, of principal executive ffices)

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

(1)    Yes  X   No __

(2)    Yes  X   No __

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: At August 13, 2004, the issuer had outstanding 355,660,085 shares of Common Stock, par value $.001 per share.

Transitional Small Business Disclosure Format (Check one): Yes[ ] No[X]

BIOMETRICS 2000 CORPORATION

FORM 10-QSB

August 13, 2004

INDEX

PART I - FINANCIAL INFORMATION

PART I.
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOMETRICS 2000 CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED

	Biometrics 2000 Corporation and Subsidiaries	Biometrics 2000.com Corporation

		(Restated)
	June 30, 2004	December 31, 2003

ASSETS
Current Assets:
Cash	$13,896	$3,638
Accounts receivable, net of allowance for doubtful accounts	56,961	15,335
Inventory	80,155	20,932
Current assets attributable to discontinued operations	14,802
Prepaid expenses and other current assets	6,542	-

Total Current Assets	172,356	39,905

Fixed assets, net of accumulated depreciation	39,640	475

TOTAL	$211,996	$40,380

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)
Current liabilities:
Note payable	$183,839
Accounts payable and accrued expenses	982,390	$697,144
Loan payable, stockholders'	272,936	166,886
Loans payable, related party	1,105,878
Current liabilities attributable to discontinued operations	771,068	-

Total Current Liabilities	3,316,111	864,030

Long-term debt	29,722	-

Total Liabilities	3,345,833	864,030

Commitments and Contingencies

Stockholders' (Deficiency):
Common stock; $.001 par value; 400,000,000 authorized; 355,725,364 shares issued, and 184,241,810 shares, as restated, authorized and issued, respectively	355,726	184,242
Additional paid in capital	983,017	1,010,468
Accumulated (deficit)	(4,405,236)	(2,018,360)
Stock subscription receivable	(2,720)	-
Treasury stock (65,279 shares at cost)	(64,624)	-

Total stockholders' deficiency	(3,133,837)	(823,650)

TOTAL	$211,996	$40,380

See accompanying notes to consolidated financial statements.

BIOMETRICS 2000 CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	Biometrics 2000 Corporation and Subsidiaries	Biometrics 2000.com Corporation	Biometrics 2000 Corporation and Subsidiaries	Biometrics 2000.com Corporation

		(Restated)		(Restated)
	Three Months Ended		Six Months Ended

	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

REVENUES:
Keypads	$27,052	$18,835	$39,922	$33,984
Fingerprint readers	62,837	12,657	70,889	32,515
Other revenues	8,180	552	13,934	5,259

Total revenues	98,069	32,044	124,745	71,758

COSTS AND EXPENSES:
Cost of sales	66,624	22,923	80,962	49,147
Selling, general and administrative	387,452	67,910	553,551	123,954
Interest expense	27,285	1,920	54,294	3,290
Research and development	500,000	1,000	500,000	1,000

Total costs and expenses	981,361	93,753	1,188,807	177,391

Pre-tax loss from continuing operations	(883,292)	(61,709)	(1,064,062)	(105,633)

(Loss) income from discontinued operations	(136)	-	4,804	-

Net loss attributable to common stockholders	$(883,428)	$(61,709)	$(1,059,258)	$(105,633)

Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Basic and diluted weighted average common shares outstanding	333,221,450	166,376,374	267,764,073	164,177,057

See accompanying notes to consolidated financial statements.

BIOMETRICS 2000 CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY – UNAUDITED
For the Six Months Ended June 30, 2004

	Common Stock					Treasury Stock
			Additional Paid-In	Accumulated	Stock Subscription			Total Stockholders'
	Shares	Amount	Capital	Deficit	Receivable	Shares	Amount	Deficiency

Balance, January 1, 2004 - (Restated)	184,241,810	$184,242	$ 1,010,468	$ (2,018,360)				$ (823,650)

Reverse acquisition of VillageWorld.com	147,662,911	147,663	(1,010,468)	(1,327,618)	$ (2,720)	65,279	$ (64,624)	(2,257,767)

Exercise of nominal stock options	52,000	52	1,648					1,700

Capital contribution imputed for interest expense			20,688					20,688

Stock issued for compensation	4,953,643	4,954	242,996					247,950

Conversion of stockholder debt to equity	8,815,000	8,815	227,685					236,500

Stock issued for research and development	10,000,000	10,000	490,000					500,000

Net loss	-	-	-	(1,059,258)	-	-	-	(1,059,258)

Balance, June 30, 2004	355,725,364	$355,726	$ 983,017	$ (4,405,236)	$ (2,720)	65,279	$ (64,624)	$ (3,133,837)

See accompanying notes to consolidated financial statements.

BIOMETRICS 2000.COM CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY - UNAUDITED
For the Six Months Ended June 30, 2003

	Common Stock					Treasury Stock
			Additional Paid-In	Accumulated	Stock Subscription			Total Stockholders'
	Shares	Amount	Capital	Deficit	Receivable	Shares	Amount	Deficiency

Balance, January 1, 2003 - (Restated)	154,426,519	$154,427	$ 959,673	$ (1,445,676)	$ -	-	$ -	$ (331,576)

Issuance of stock	20,234,660	20,235	12,361					32,596

Net loss	-	-	-	(105,633)	-	-	-	(105,633)

Balance, June 30, 2003	174,661,179	$174,662	$ 972,034	$ (1,551,309)	$ -	-	$ -	$ (404,613)

See accompanying notes to consolidated financial statements.

BIOMETRICS 2000 CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Biometrics 2000 Corporation and Subsidiaries	Biometrics 2000.com Corporation

	Six Months Ended	Six Months Ended
	June 30, 2004	June 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,059,258)	$(105,633)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	2,561
Interest expense accrued and imputed on related party loans	36,415
Stock issued for compensation	247,950
Stock issued for research and development	500,000
(Increase) decrease in:
Accounts receivable	(41,626)	(3,556)
Inventory	(59,223)	9,793
Prepaid expenses and other current assets	(6,542)
Increase (decrease) in:
Accounts payable and accrued expenses	67,384	46,907
Current liabilities attributable to discontinued operations	351	-

Total adjustments	747,270	53,144

Net cash used by operating activities	(311,988)	(52,489)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of fixed assets	(10,153)
Proceeds of stockholders loans	342,550	17,443
	-	-

Net cash provided by investing activities	332,397	17,443

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds of stock options exercised	1,700
Payments on long-term debt	(1,851)
Issuance of common stock	-	32,596
Repayment of related party loans, net	(10,000)	-

Net cash (used) provided by financing activities	(10,151)	32,596

NET INCREASE (DECREASE) IN CASH	10,258	(2,450)
Cash, beginning of period	3,638	6,389

Cash, end of period	$13,896	$3,939

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,068

See accompanying notes to consolidated financial statements.

BIOMETRICS 2000 CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
(Continued)

	Biometrics 2000 Corporation and Subsidiaries	Biometrics 2000.com Corporation

	Six Months Ended	Six Months Ended
	June 30, 2004	June 30, 2003

Supplemental disclosures of non-cash investing and financing activities:

On March 4, 2004 the Company issued 184,241,810 shares of Common Stock in a merger. The following is a list of the assets, liabilities and equity acquired during the period by the merger.

Current assets attributable to discontinued operations	$(47,651)
Current liabilities attributable to discontinued operations	803,566
Accounts payable	217,862
Loans from related parties	1,100,151
Note payable, bank	183,839
Common stock	306,905
Additional paid in capital	(1,169,710)
Stock subscription receivable	(2,720)
Accumulated deficit	(1,327,618)
Treasury stock	(64,624)

Purchase of fixed assets	$41,726
Proceeds of long-term debt	(31,573)
	-

Cash paid	$10,153

Conversion of debt to equity
Loans, stockholders	$(236,500)
Common stock	8,815
Additional paid in capital	227,685

See accompanying notes to consolidated financial statements.

BIOMETRICS 2000 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

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

The comparative data for results of operations and statement of cash flows presented for the three and six months ending June 30, 2004 consists of the merged companies of VillageWorld and Biometrics, compared to Biometrics 2000.com Corporation, only, for the three and six months ending June 30, 2003. The balance sheet and statement of stockholders’ equity comparison consists of the merged companies of VillageWorld and Biometrics 2000 Corporation at June 30, 2004 and Biometrics 2000.com Corporation, only, at December 31, 2003. The information herein for the three and six months ended 2004 and 2003 is unaudited. However, in the opinion of management, such information reflects all adjustments (consisting only of normal recurring adjustments) necessary to make the financial statements not misleading. Additionally, in accordance with applicable standards for interim reporting, the accompanying financial statements do not include all disclosures in conformity with generally accepted accounting principles.

Certain balances for the period 2003 have been reclassified to conform with the current period presentation with no effect on the results of operations.

The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results of operations for the full year ending December 31, 2004. The accompanying financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2003 appearing in the Company’s Annual Report on Form 10-KSB.

BIOMETRICS 2000 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(Note 3) Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s losses from operations in fiscal years ended December 31, 2003 and 2002, and related use of cash for operating activities have resulted in an extremely tight cash position and a deficit in working capital of $3,143,755 at June 30, 2004 and a current ratio at such date of 0.05 to 1. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing, and ultimately attain profitability. Management through its merger with VillageWorld is attempting to raise capital with new investors. In addition, the Company is attempting to broaden its market to increase sales and working capital. If the Company is not successful in increasing sales and obtaining additional financing its ability to continue as a going concern is in doubt.

(Note 4) Bank Loans

The Company has a revolving bank line of credit providing for a maximum borrowing of $200,000, of which the current outstanding balance is $183,839. Interest is payable monthly at prime plus two percent. Borrowings are secured by a pledge of the Company’s assets.

(Note 5) Loans Payable, Related Parties

The Company's repaid $20,000 of related party indebtedness during the first six months of 2004. At June 30, 2004, $1,105,878 including accrued interest, is outstanding.

(Note 6) Long-Term Debt

Note payable to a bank for the purchase of fixed assets. The note is due in equal monthly installment of $570, including interest at a rate of 8.94%. The note matures January 2010. The note is secured by the related asset.

(Note 7) Common Stock Options

Pursuant to the Company's 1996 Performance Equity Plan, on March 31st of each calendar year during the term of the 1996 Plan, assuming there are enough shares and/or options then available for grant under the 1996 Plan, each person who is then a director of the Company is awarded stock options to purchase 2,000 shares of common stock at the fair market value thereof, all of which options are immediately exercisable as of the date of grant and have a term of ten years. These are the only awards that may be granted to a director of the Company under the 1996 Plan. At June 30, 2004 there were 60,012 shares exercisable and outstanding under the plan and no options available for future grants.

The Company's 1998 Performance Equity Plan provides for the issuance of up to 400,000 shares of common stock to employees, officers, directors and consultants. The awards may consist of incentive stock options, nonqualified options, restricted stock awards, deferred stock awards, stock appreciation rights and other awards as described in the 1998 Plan. The board of directors determines vesting periods. At June 30, 2004, there were 100,000 options outstanding, exercisable at $1.00 per share and 100,000 options outstanding, exercisable at $.01 per share. There are no options available for future grants under the 1998 Plan. The Company's 2002 Stock Award and Incentive Plan was adopted and ratified in June 2002. The 2002 Plan provides for a broad range of awards, including incentive and

BIOMETRICS 2000 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(Note 7) Common Stock Options (continued)

non-qualified options, restricted and deferred stock, performance awards, stock appreciation rights and other types of equity awards. A total of 2,000,000 of shares of Common Stock are reserved and available for grant under the 2002 Plan. The 2002 Plan carries forward the automatic annual grant of 2000 options to each director provided by the 1996 Plan.

At June 30, 2004 a total of 355,012 options were outstanding under the above plans and the freestanding grant. Options to purchase 272,000 shares at $.01 per share are excluded from the above totals, as such shares are deemed issued and outstanding due to the nominal exercise price of such options.

At June 30, 2004, the following warrants were outstanding:

Private Placement	Shares Reserved	Exercise Price	Expiration Date

Unit Warrants	666,667	1.00	April 16, 2005
Placement Agent
Warrants	5,000	1.00	April 16, 2005

Total	671,667

(Note 8) Litigation

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
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(Note 8) Litigation (continued)

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

Alan Glasser has obtained a judgment on Biometrics in connection with a note to Biometrics in the amount of $33,081.67. The principal balance and interest on the note is included in loans payable to stockholders and accrued expenses. During the three months ending June 30, 2004, $6,000 was paid on the outstanding balance.

In July 2004, Nicolai Law Group, former general legal counsel to Biometrics, initiated legal proceedings for payment of outstanding legal fees including interest of $199,787.49. The past due invoices and interest are included in accounts payable.

The Company is involved in other various legal proceedings and claims incident to the normal conduct of its business. The Company believes that such legal proceedings and claims, individually and in the aggregate, are not likely to have a material adverse effect on its financial position or results of operations.

(Note 9) Research and Development Costs

The Company has entered into an oral agreement with its supplier of fingerprint readers, to purchase the rights to their manufacturing technology and software. The Company has the rights to modify the hardware and software. In addition, the Company has the exclusive distribution rights to North and South America, whereas the supplier will not sell directly to any customer in this geographic region. In exchange for the technology and distribution rights, Biometrics has issued to the supplier 10,000,000 share of common stock. These shares have been valued at $.05 per share for a total of $500,000. The agreement does not allocate costs to either the technology or distribution rights. Management has determined that it would be proper to expense these costs as research and development costs in the current period.

(Note 10) Capital Stock Transactions

In May 2004, the Company issued 44,643 shares of common stock to satisfy $2,500 of consulting fees.

In June 2004, the Company issued an aggregate of 4,909,000 shares of common stock to various individuals for services performed for the Company. Management determined the then fair value of Biometrics’ common stock to be $.05 per share. Total compensation for this issuance of stock was $245,450 for the six months ended June 30, 2004.

In June 2004, the Company issued 8,815,000 shares of common stock for the conversion of $236,500 of shareholder debt to equity. Shares of common stock were issued in satisfaction of stockholder debt at an average conversion price ranging from $.02 to $.05 per share.

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

Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003:

Revenues for the three ended June 30, 2004 were $98,069 compared to $32,044 for the three ended June 30, 2003, an increase of $66,025 or 206%. This increase was principally due to the Company’s initial shipments amounting to $44,960, on its new $600,000 contract signed May 2004.

Cost of sales were $66,624, representing 68% of total revenues for the three ended June 30, 2004, compared to $22,923 or 72% of total revenues for the three ended June 30, 2003. This decrease in cost of sales as a percentage of sales was primarily attributable to the product mix of high margin products.

Selling, general and administrative expenses (SG&A) were $387,452 for the three ended June 30, 2004, an increase of 471% from $67,910 for the three ended June 30, 2003. This increase was primarily attributable an increase in salaries, which were paid in the form stock grants to employees and to an individual as a commission for the merger. Travel increased by $14,230 from the comparative three month period of 2003. Commissions increased by $9,500 from the comparative three month period of 2003.

Interest expense was $27,285 for the three months ended June 30, 2004, an increase of 1321% from $1,920 for the three ended June 30, 2003. This increase in interest expense was primarily due to the assumption of loans payable from VillageWorld and an increase in loans from stockholders.

Research and development increased by $499,000 from the purchase of technology from its main supplier of fingerprint readers and associated software amounting to $500,000 in the form of a stock grant of 10,0000,000 shares of common stock.

The net loss for the three ended June 30, 2004 was $883,428 compared to $61,709 for the three ended June 30, 2003. The primary reasons for the increase in the current period loss were: (i) the increase in salaries of 263,868; (ii) research and development costs of $500,000; and (iii) an increase in travel expenses.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003:

Revenues for the six ended June 30, 2004 were $124,745 compared to $71,758 for the six ended June 30, 2003, an increase of $52,987 or 74%. This increase was principally due to the Company’s initial shipments amounting to $44,960, on its new $600,000 contract signed May 2004.

Cost of sales were $80,962, representing 65% of total revenues for the six ended June 30, 2004, compared to $49,147 or 68% of total revenues for the six ended June 30, 2003. This decrease in cost of sales as a percentage of sales was primarily attributable to the product mix of higher margin products.

Selling, general and administrative expenses (SG&A) were $553,551 for the six ended June 30, 2004, an increase of 347% from $123,954 for the six ended June 30, 2003. This increase was primarily attributable an increase in salaries, which were paid in the form stock grants to employees and to an individual as a commission for the merger. The addition of the SG&A expenses of VillageWorld amounting to $68,789 for the six months ended June 30, 2004. There was an increase of $9,500 in commissions. Travel increased by $27,941 from the comparative six month period of 2003. Marketing and advertising expenses increased by $35,718 from the comparative six month period of 2003 relating to the promotion of the Company’s products.

Interest expense was $54,294 for the six months ended June 30, 2004, an increase of 1550% from $3,290 for the six ended June 30, 2003. This increase in interest expense was primarily due to the assumption of loans payable from VillageWorld and an increase in loans from stockholders.

Research and development increased by $499,000 from the purchase of technology from its main supplier of fingerprint readers and associated software amounting to $500,000 in the form of a stock grant of 10,0000,000 shares of common stock.

The net loss for the six ended June 30, 2004 was $1,059,258 compared to $105,633 for the six ended June 30, 2003. The primary reasons for the increase in the current period loss were: (i) the increase in salaries of 282,743; (ii) research and development costs of $500,000; and (iii) an increase in travel and marketing expenses.

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2004 were $13,896 compared to $3,638 at December 31, 2003. This increase in cash was primarily attributable to an increase in loans from stockholders.

Accounts receivable increased to $56,961 at June 30, 2004 from $15,335 at December 31, 2003, due to an increase in sales and a delay in collecting of receivables.

Inventory increased to $80,155 at June 30, 2004 from $20,932 at December 31, 2003, due to a buildup of product awaiting shipment in relation to the new contract.

The combination of accounts payable and accrued expenses increased to $982,390 from $697,144 at December 31, 2003. This increase was primarily attributable to the acquisition of accounts payable and accrued expenses in the merger with VillageWorld.

Notes and loans payable increased to $1,562,653 from $166,886 at December 31, 2003, primarily attributable to the acquisition of notes and loans payable in the merger with VillageWorld. In addition, $236,500 of shareholder debt was converted to equity during the period.

At June 30, 2004, we had a working capital deficit of $3,143,755 and a current ratio of 0.05 to 1.

Our operating activities used cash of $311,988 for the six months ended June 30, 2004 as compared to $52,489 used by operating activities for the six months ended June 30, 2003. This increase in use of cash was primarily due to the funding of our net loss from operations, the increase in accounts receivable and inventory.

For the six months ended June 30, 2004, $332,397 was provided by investing activities compared to $17,443 for the same period in 2003. This change was primarily due to loans made by stockholders to finance the loss from operations and provide working capital.

For the six months ended June 30, 2004, $10,151 was used by financing activities to reduce a portion of the loan from a related party.

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

Alan Glasser has obtained a judgment on Biometrics in connection with a note to Biometrics in the amount of $33,081.67. The principal balance and interest on the note is included in the loans payable to stockholders and accrued expenses. During the three months ending June 30, 2004, $6,000 was paid on the outstanding balance.

In July 2004, Nicolai Law Group, former general legal counsel to Biometrics, initiated legal proceedings for payment of outstanding legal fees including interest of $199,787.49. The past due invoices and interest are included in accounts payable.

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

In May 2004, the Company issued 44,643 shares of common stock to satisfy $2,500 of consulting fees.

In June 2004 the Company issued an aggregate of 4,909,000 shares of common stock were issued to various individuals for services performed for the Company. Management determined the then fair value of Biometrics’ common stock to be $.05 per share. Total compensation for this issuance of stock was $245,450 for the six months ended June 30, 2004.

In June 2004, the Company issued 8,815,000 shares of common stock for the conversion of $236,500 of shareholder debt to equity. Shares of common stock were issued in satisfaction of stockholder debt at an average conversion price ranging from $.02 to $.05 per share.

During the six months ended June 30, 2004, the Company did not repurchase any of its equity securities.

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

BIOMETRICS 2000 CORPORATION
(Registrant)
Date: August 13, 2004	By:	/s/ Joseph J. Turek

Joseph J. Turek
Chairman, Chief Executive Officer and President
(Principal Executive Officer and Principal Accounting and Financial Officer)

