Form 10QSB
period 2004-09-30
VILLAGEWORLD COM INC
filed 2004-11-19
CIK 1006708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934
For the quarterly period ended September 30, 2004

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

(1)Yes X No __

(2)Yes X No __

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: At November 19, 2004, the issuer had outstanding 397,664,709 shares of Common Stock, par value $.001 per share.

Transitional Small Business Disclosure Format (Check one): Yes[ ] No[X]

BIOMETRICS 2000 CORPORATION

FORM 10-QSB

November 19, 2004

INDEX

PART I - FINANCIAL INFORMATION

PART I.
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
BIOMETRICS 2000 CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - UNAUDITED
	Biometrics 2000 Corporation and Subsidiaries	Biometrics 2000.com Corporation
		(Restated)
	September 30, 2004	December 31, 2003
ASSETS
Current Assets:
Cash	$ 13,068	$ 3,638
Accounts receivable, net of allowance for doubtful accounts	102,064	15,335
Inventory	54,829	20,932
Current assets attributable to discontinued operations	14,802
Prepaid expenses and other current assets	5,244	-
Total Current Assets	190,007	39,905

Fixed assets, net of accumulated depreciation	38,597	475
TOTAL	$ 228,604	$ 40,380

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)
Current liabilities:
Note payable	$ 183,839
Accounts payable and accrued expenses	944,432	$ 697,144
Loan payable, stockholders'	27,534	166,886
Loans payable, related party	1,114,974
Current liabilities attributable to discontinued operations	771,068	-

Total Current Liabilities	3,041,847	864,030

Long-term debt	28,577	-
Total Liabilities	3,070,424	864,030

Commitments and Contingencies

Stockholders' (Deficiency):
Common stock; $.001 par value; 400,000,000 authorized; 389,214,709 shares issued, and 184,241,810 shares, as restated, authorized and issued, respectively	389,215	184,242
Additional paid in capital	1,519,206	1,010,468
Accumulated (deficit)	(4,656,897)	(2,018,360)
Stock subscription receivable	(28,720)	-
Treasury stock (65,279 shares at cost)	(64,624)	-
Total stockholders' deficiency	(2,841,820)	(823,650)

TOTAL	$ 228,604	$ 40,380

See accompanying notes to consolidated financial statements.

BIOMETRICS 2000 CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
	Biometrics 2000 Corporation and Subsidiaries	Biometrics 2000.com Corporation	Biometrics 2000 Corporation and Subsidiaries	Biometrics 2000.com Corporation
		(Restated)		(Restated)
	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

REVENUES:
Keypads	$ 63,275	$ 39,015	$ 103,197	$ 72,999
Fingerprint readers	45,026	11,973	115,915	44,488
Other revenues	9,879	6,245	23,813	11,504
Total revenues	118,180	57,233	242,925	128,991

COSTS AND EXPENSES:
Cost of sales	65,340	35,740	146,303	84,887
Selling, general and administrative	273,338	61,515	826,888	185,469
Interest expense	28,700	2,016	82,994	5,306
Research and development	2,463	1,417	502,463	2,417
Total costs and expenses	369,841	100,688	1,558,648	278,079

Pre-tax loss from continuing operations	(251,661)	(43,455)	(1,315,723)	(149,088)

Income from discontinued operations	-	-	4,804	-

Net loss attributable to common stockholders	$ (251,661)	$ (43,455)	$ (1,310,919)	$ (149,088)

Basic and diluted net loss per common share	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)

Basic and diluted weighted average common shares outstanding	366,840,632	179,091,001	301,026,661	169,203,001

See accompanying notes to consolidated financial statements.

BIOMETRICS 2000 CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY - UNAUDITED
For the Nine Months Ended September 30, 2004

			Additional		Stock			Total
	Common Stock		Paid-In	Accumulated	Subscription	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Deficit	Receivable	Shares	Amount	Deficiency

Balance, January 1, 2004 - (Restated)	184,241,810	$184,242	$ 1,010,468	$ (2,018,360)				$ (823,650)

Reverse acquisition of VillageWorld.com	147,662,911	147,663	(1,010,468)	(1,327,618)	$ (2,720)	65,279	$ (64,624)	(2,257,767)

Exercise of nominal stock options	52,000	52	1,648					1,700

Capital contribution imputed
for interest expense			33,166					33,166

Stock issued for compensation	11,372,988	11,373	389,077					400,450

Conversion of stockholder debt to equity	35,885,000	35,885	605,315		(26,000)			615,200

Stock issued for research and development	10,000,000	10,000	490,000					500,000

Net loss	-	-	-	(1,310,919)	-	-	-	(1,310,919)

Balance, September 30, 2004	389,214,709	$389,215	$ 1,519,206	$ (4,656,897)	$ (28,720)	65,279	$ (64,624)	$ (2,841,820)

See accompanying notes to consolidated financial statements.

BIOMETRICS 2000.COM CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY - UNAUDITED
For the Nine Months Ended September 30, 2003

			Additional		Stock			Total
	Common Stock		Paid-In	Accumulated	Subscription	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Deficit	Receivable	Shares	Amount	Deficiency

Balance, January 1, 2003 - (Restated)	154,426,519	$154,427	$ 959,673	$ (1,445,676)	$ -	-	$ -	$ (331,576)

Issuance of stock	29,815,291	29,815	50,795					80,610
								-
Net loss	-	-	-	(149,088)	-	-	-	(149,088)

Balance, September 30, 2003	184,241,810	$184,242	$ 1,010,468	$ (1,594,764)	$ -	-	$ -	$ (400,054)

See accompanying notes to consolidated financial statements.

BIOMETRICS 2000 CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	Biometrics 2000 Corporation and Subsidiaries	Biometrics 2000.com Corporation
	Nine Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,310,919)	$ (149,088)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	3,604	2,000
Interest expense accrued and imputed on related party loans	57,989
Stock issued for compensation and stock discount expense	400,450
Stock issued for research and development	500,000
(Increase) decrease in:
Accounts receivable	(86,729)	(21,897)
Inventory.	(33,897)	(23,500)
Prepaid expenses and other current assets	(5,244)
Increase (decrease) in:
Accounts payable and accrued expenses	29,426	96,501
Current liabilities attributable to discontinued operations	351	-
Total adjustments	865,950	53,104
Net cash used by operating activities	(444,969)	(95,984)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of fixed assets	(10,153)
Proceeds of stockholders loans	475,848	18,382
	-	-
Net cash provided by investing activities	465,695	18,382

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds of stock options exercised	1,700
Payments on long-term debt	(2,996)
Issuance of common stock	-	80,610
Repayment of related party loans, net	(10,000)	-
Net cash (used) provided by financing activities	(11,296)	80,610

NET INCREASE (DECREASE) IN CASH	9,430	(3,008)
Cash, beginning of period	3,638	6,389
Cash, end of period	$ 13,068	$ 9,397
	-
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 2,724

See accompanying notes to consolidated financial statements.

BIOMETRICS 2000 CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(Continued)

	Biometrics 2000 Corporation and Subsidiaries	Biometrics 2000.com Corporation
	Nine Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2003

Supplemental disclosures of non-cash investing and financing activities:

On March 4, 2004 the Company issued 184,241,810 shares of Common Stock in a merger. The following is a list of the assets, liabilities and equity acquired during the period by the merger.

Current assets attributable to discontinued operations	$ (47,651)
Current liabilities attributable to discontinued operations	803,566
Accounts payable	217,862
Loans from related parties	1,100,151
Note payable, bank	183,839
Common stock	306,905
Additional paid in capital	(1,169,710)
Stock subscription receivable	(2,720)
Accumulated deficit	(1,327,618)
Treasury stock	(64,624)

Purchase of fixed assets	$ 41,726
Proceeds of long-term debt	(31,573)
	-
Cash paid	$ 10,153

Conversion of debt to equity
Loans, stockholders	$ (615,200)
Common stock	35,885
Additional paid in capital	605,315
Stock subscription receivable	(26,000)

See accompanying notes to consolidated financial statements.

BIOMETRICS 2000 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

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

The comparative data for results of operations and statement of cash flows presented for the three and nine months ending September 30, 2004 consists of the merged companies of VillageWorld and Biometrics, compared to Biometrics 2000.com Corporation, only, for the three and nine months ending September 30, 2003. The balance sheet and statement of stockholders’ equity comparison consists of the merged companies of VillageWorld and Biometrics 2000 Corporation at September 30, 2004 and Biometrics 2000.com Corporation, only, at December 31, 2003. The information herein for the three and nine months ended 2004 and 2003 is unaudited. However, in the opinion of management, such information reflects all adjustments (consisting only of normal recurring adjustments) necessary to make the financial statements not misleading. Additionally, in accordance with applicable standards for interim reporting, the accompanying financial statements do not include all disclosures in conformity with generally accepted accounting principles.

Certain balances for the period 2003 have been reclassified to conform to the current period presentation with no effect on the results of operations.

The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results of operations for the full year ending December 31, 2004. The accompanying financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2003 appearing in the Company’s Annual Report on Form 10-KSB.

BIOMETRICS 2000 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(Note 3) Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s losses from operations in fiscal years ended December 31, 2003 and 2002, and related use of cash for operating activities have resulted in an extremely tight cash position and a deficit in working capital of $2,851,840 at September 30, 2004 and a current ratio at such date of 0.06 to 1. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing, and ultimately attain profitability. Management through its merger with VillageWorld is attempting to raise capital with new investors. In addition, the Company is attempting to broaden its market to increase sales and working capital. If the Company is not successful in increasing sales and obtaining additional financing its ability to continue as a going concern is in doubt.

(Note 4) Bank Loans

The Company has a revolving bank line of credit providing for a maximum borrowing of $200,000, of which the current outstanding balance is $183,839. Interest is payable monthly at prime plus two percent. Borrowings are secured by a pledge of the Company’s assets. The Company has not made any principal payments on the loan since December 2003 and has not made any interest payments since February 2004.

(Note 5) Loans Payable, Related Parties

The Company's repaid $20,000 of related party indebtedness during the first nine months of 2004. At September 30, 2004, $1,114,974 including accrued interest, is outstanding.

(Note 6) Long-Term Debt

Note payable to a bank for the purchase of fixed assets. The note is due in equal monthly installment of $570, including interest at a rate of 8.94%. The note matures January 2010. The note is secured by the related asset.

(Note 7) Common Stock Options

Pursuant to the Company's 1996 Performance Equity Plan, on March 31st of each calendar year during the term of the 1996 Plan, assuming there are enough shares and/or options then available for grant under the 1996 Plan, each person who is then a director of the Company is awarded stock options to purchase 2,000 shares of common stock at the fair market value thereof, all of which options are immediately exercisable as of the date of grant and have a term of ten years. These are the only awards that may be granted to a director of the Company under the 1996 Plan. At September 30, 2004 there were 60,012 shares exercisable and outstanding under the plan and no options available for future grants.

The Company's 1998 Performance Equity Plan provides for the issuance of up to 400,000 shares of common stock to employees, officers, directors and consultants. The awards may consist of incentive stock options, nonqualified options, restricted stock awards, deferred stock awards, stock appreciation rights and other awards as described in the 1998 Plan. The board of directors determines vesting periods. At September 30, 2004, there were 100,000 options outstanding, exercisable at $1.00 per share and 100,000 options outstanding, exercisable at $.01 per share. There are no options available for future grants under the 1998 Plan. The Company's 2002 Stock Award and Incentive Plan was adopted and ratified in June 2002. The 2002 Plan provides for a broad range of awards, including incentive and

BIOMETRICS 2000 CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(Note 7) Common Stock Options (continued)

non-qualified options, restricted and deferred stock, performance awards, stock appreciation rights and other types of equity awards. A total of 2,000,000 of shares of Common Stock are reserved and available for grant under the 2002 Plan. The 2002 Plan carries forward the automatic annual grant of 2000 options to each director provided by the 1996 Plan.

At September 30, 2004 a total of 355,012 options were outstanding under the above plans and the freestanding grant. Options to purchase 272,000 shares at $.01 per share are excluded from the above totals, as such shares are deemed issued and outstanding due to the nominal exercise price of such options.

At September 30, 2004, the following warrants were outstanding:

Shares Reserved Exercise Price Expiration Date

Private Placement
Unit Warrants    666,667    1.00April 16, 2005
Placement Agent
Warrants     5,000    1.00April 16, 2005

Total    671,667

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

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

Alan Glasser has obtained a judgment on Biometrics in connection with a note to Biometrics in the amount of $33,081.67. The principal balance and interest on the note is included in loans payable to stockholders and accrued expenses. During the nine months ending September 30, 2004, $10,000 was paid on the outstanding balance.

In July 2004, Nicolai Law Group, former general legal counsel to Biometrics, initiated legal proceedings for payment of outstanding legal fees including interest of $199,787.49. The past due invoices and interest are included in accounts payable.

CIT Group/Commercial Services, Inc., a service provider to Biometrics, has obtained a judgment on Biometrics for past due invoices, interest and legal costs and fees amounting to $4,182.13. Biometrics has been making monthly payments toward such judgment. The past due invoices plus interest and legal fees are included in accounts payable.

W.W. Grainger, Inc., a service provider to Biometrics, has obtained a judgment on Biometrics for past due invoices, interest and legal costs and fees amounting to $3,090.16. Biometrics has been making monthly payments toward such judgment. The past due invoices plus interest and legal fees are included in accounts payable.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(Note 10) Capital Stock Transactions

In May 2004, the Company issued 44,643 shares of common stock to satisfy $2,500 of consulting fees.

In June 2004, the Company issued an aggregate of 4,909,000 shares of common stock to various individuals for services performed for the Company. Management determined the then fair value of Biometrics’ common stock to be $.05 per share. Total compensation for this issuance of stock was $245,450.

In June 2004, the Company issued 8,815,000 shares of common stock for the conversion of $236,500 of shareholder debt to equity. Shares of common stock were issued in satisfaction of stockholder debt at an average conversion price ranging from $.02 to $.05 per share.

In July 2004, the Company issued 49,345 shares of common stock to satisfy $2,500 of consulting fees.

In July, August and September 2004, the Company issued an aggregate of 6,425,357 shares of common stock to various individuals for services performed for the Company. Management determined the then fair value of Biometrics’ common stock to be from $.006 to $.045 per share. This is a 25% discount from the market price on the date of issuance for the services performed. The Company recorded a stock discount expense for this in the amount of $39,340 for the period. Total compensation for this issuance of stock was $152,500 including the discount expense.

In July, August and September 2004, the Company issued 27,070,000 shares of common stock for the conversion of $378,700 of shareholder debt to equity. Shares of common stock were issued in satisfaction of stockholder debt at an average conversion price ranging from $.006 to $.045 per share. This is a 25% discount from the market price on the date of issuance for the debt converted.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

5.  The following discussion and analysis should be read in conjunction with our condensed financial statements and the notes thereto appearing elsewhere in this report. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future. This report contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We caution you that forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from the statements that constitute forward-looking statements as a result of various factors.

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

Revenue Recognition and Allowance for Doubtful Accounts. - Revenues are recognized when products are shipped. The allowance is reviewed continually, and accordingly, an allowance for doubtful account is accrued based upon the collect ability of the receivable.

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003:

Revenues for the three ended September 30, 2004 were $118,180 compared to $57,233 for the three ended September 30, 2003, an increase of $60,947 or 106%. This increase was principally due to the Company’s shipments amounting to $55,265, on its new $600,000 contract signed May 2004.

Cost of sales were $65,340, representing 55% of total revenues for the three ended September 30, 2004, compared to $35,740 or 62% of total revenues for the three ended September 30, 2003. This decrease in cost of sales as a percentage of sales was primarily attributable to the product mix of high margin products.

Selling, general and administrative expenses (SG&A) were $273,338 for the three ended September 30, 2004, an increase of 344% from $61,515 for the three ended September 30, 2003. This increase was primarily attributable an increase in salaries, which were paid in the form stock grants to employees amounting to $115,000. Professional fees increased by $56,024 from the comparative three month period of 2003. SEC expenses increased by $9,416 from the comparative three month period of 2003.

Interest expense was $28,700 for the three months ended September 30, 2004, an increase of 1324% from $2,016 for the three ended September 30, 2003. This increase in interest expense was primarily due to the assumption of loans payable from VillageWorld and an increase in loans from stockholders.

The net loss for the three ended September 30, 2004 was $251,661 compared to $43,455 for the three ended September 30, 2003. The primary reasons for the increase in the current period loss were: (i) the increase in salaries of $126,734; (ii) professional fees of $56,024; and (iii) an increase in SEC expenses.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003:

Revenues for the nine ended September 30, 2004 were $242,925 compared to $128,991 for the nine ended September 30, 2003, an increase of $113,934 or 88%. This increase was principally due to the Company’s initial shipments amounting to $100,225, on its new $600,000 contract signed May 2004.

Cost of sales were $146,303, representing 60% of total revenues for the nine ended September 30, 2004, compared to $84,887 or 66% of total revenues for the nine ended September 30, 2003. This decrease in cost of sales as a percentage of sales was primarily attributable to the product mix of higher margin products.

Selling, general and administrative expenses (SG&A) were $826,888 for the nine ended September 30, 2004, an increase of 346% from $185,469 for the nine ended September 30, 2003. This increase was primarily attributable an increase in salaries and stock discount expense, which were paid in the form stock grants to employees of $360,450 and to an individual as a commission for the merger amounting to $175,000. The addition of the SG&A expenses of VillageWorld amounting to $68,819 for the nine months ended September 30, 2004. Professional fees increased by $60,354 from the comparative nine month period of 2003, relating to merger costs. Travel increased by $28,367 from the comparative nine month period of 2003. Marketing and advertising expenses increased by $39,502 from the comparative nine month period of 2003 relating to the promotion of the Company’s products.

Interest expense was $82,994 for the nine months ended September 30, 2004, an increase of 1464% from $5,306 for the nine ended September 30, 2003. This increase in interest expense was primarily due to the assumption of loans payable from VillageWorld and an increase in loans from stockholders.

Research and development increased by $500,046 from the purchase of technology from its main supplier of fingerprint readers and associated software amounting to $500,000 in the form of a stock grant of 10,000,000 shares of common stock.

The net loss for the nine ended September 30, 2004 was $1,310,919 compared to $149,088 for the nine ended September 30, 2003. The primary reasons for the increase in the current period loss were: (i) the increase in salaries and stock discount expense of $409,477, primarily in the form of stock grants; (ii) research and development costs of $500,046; and (iii) an increase in travel and marketing expenses.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2004 were $13,068 compared to $3,638 at December 31, 2003. This increase in cash was primarily attributable to an increase in loans from stockholders.

Accounts receivable increased to $102,064 at September 30, 2004 from $15,335 at December 31, 2003, due to an increase in sales and timing in collecting of receivables.

Inventory increased to $54,829 at September 30, 2004 from $20,932 at December 31, 2003, due to a buildup of product awaiting shipment in relation to the new contract.

The combination of accounts payable and accrued expenses increased to $944,432 from $697,144 at December 31, 2003. This increase was primarily attributable to the acquisition of accounts payable and accrued expenses in the merger with VillageWorld.

Notes and loans payable increased to $1,155,805 from $166,886 at December 31, 2003, primarily attributable to the acquisition of notes and loans payable in the merger with VillageWorld. In addition, $615,200 of shareholder debt was converted to equity during the nine months ended.

At September 30, 2004, we had a working capital deficit of $2,851,840 and a current ratio of 0.06 to 1.

Our operating activities used cash of $444,969 for the nine months ended September 30, 2004 as compared to $95,984 used by operating activities for the nine months ended September 30, 2003. This increase in use of cash was primarily due to the funding of our net loss from operations, the increase in accounts receivable and inventory.

For the nine months ended September 30, 2004, $465,695 was provided by investing activities compared to $18,382 for the same period in 2003. This change was primarily due to loans made by stockholders to finance the loss from operations and provide working capital.

For the nine months ended September 30, 2004, $11,296 was used by financing activities to reduce a portion of the loan from a related party.

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

Alan Glasser has obtained a judgment on Biometrics in connection with a note to Biometrics in the amount of $33,081.67. The principal balance and interest on the note is included in the loans payable to stockholders and accrued expenses. During the nine months ending September 30, 2004, $10,000 was paid on the outstanding balance.

In July 2004, Nicolai Law Group, former general legal counsel to Biometrics, initiated legal proceedings for payment of outstanding legal fees including interest of $199,787.49. The past due invoices and interest are included in accounts payable.

CIT Group/Commercial Services, Inc., a service provider to Biometrics, has obtained a judgment on Biometrics for past due invoices, interest and legal costs and fees amounting to $4,182.13. Biometrics has been making monthly payments toward such judgment. The past due invoices plus interest and legal fees are included in accounts payable.

W.W. Grainger, Inc., a service provider to Biometrics, has obtained a judgment on Biometrics for past due invoices, interest and legal costs and fees amounting to $3,090.16. Biometrics has been making monthly payments toward such judgment. The past due invoices plus interest and legal fees are included in accounts payable.

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

In June 2004 the Company issued an aggregate of 4,909,000 shares of common stock were issued to various individuals for services performed for the Company. Management determined the then fair value of Biometrics’ common stock to be $.05 per share. Total compensation for this issuance of stock was $245,450.

In June 2004, the Company issued 8,815,000 shares of common stock for the conversion of $236,500 of shareholder debt to equity. Shares of common stock were issued in satisfaction of stockholder debt at an average conversion price ranging from $.02 to $.05 per share.

In July 2004, the Company issued 55,357 shares of common stock to satisfy $2,500 of consulting fees.

In July, August and September 2004, the Company issued an aggregate of 6,425,357 shares of common stock to various individuals for services performed for the Company. Management determined the then fair value of Biometrics’ common stock to be from $.006 to $.045 per share. This is a 25% discount from the market price on the date of issuance for the services performed. The Company recorded a stock discount expense for this in the amount of $39,340 for the period. Total compensation for this issuance of stock was $152,500 including the discount expense..

In July, August and September 2004, the Company issued 27,070,000 shares of common stock for the conversion of $378,700 of shareholder debt to equity. Shares of common stock were issued in satisfaction of stockholder debt at an average conversion price ranging from $.006 to $.045 per share. This is a 25% discount from the market price on the date of issuance for the debt converted.

During the nine months ended September 30, 2004, the Company did not repurchase any of its equity securities.

ITEM 3. DEFAULTS BY THE COMPANY UPON ITS SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

6.  On October 29, 2003, stockholders representing a majority of the issued and outstanding common stock of the Company executed a written consent providing for an amendment to the Company's Certificate of Incorporation: (i) changing its name to Biometrics 2000 Corporation; and (ii) increasing the authorized capital of the Company to 400,000,000 shares of common stock, par value $0.001 per share. The Company filed Schedule 14C, an information statement, with the Securities and Exchange Commission on February 12, 2004, in connection with the merger with Biometrics 2000.com Corporation.

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

Dated: November 19, 2004

By: /s/ Joseph J. Turek.
 Joseph J. Turek
Chairman, Chief Executive Officer and President
 (Principal Executive Officer and Principal Accounting and Financial Officer)